Form 10-K
period 1997-12-31
REPUBLIC BANKING CORP OF FLORIDA
filed 1998-04-24
CIK 702592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________
                         COMMISSION FILE NUMBER: 0-23643

                     REPUBLIC BANKING CORPORATION OF FLORIDA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          FLORIDA                                       59-1318959
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

      2800 PONCE DE LEON BLVD.
        CORAL GABLES, FLORIDA                             33134
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (305) 774-5197

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            NONE                                          NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                          COMMON STOCK, PAR VALUE $0.01
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 31, 1998, was approximately $112 million based on a closing price of $17.875 for the Common Stock as reported on the Nasdaq National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. As of March 31, 1998, the registrant had outstanding 21,326,399 shares of Common Stock, par value $0.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information on pages 5 through 40 of the Company's 1997 Annual Report to Shareholders is attached hereto as Exhibit 13.1 and incorporated by reference into Part II, Items 6, 7, 7A and 8 hereof. Additionally, the Company intends to file the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

================================================================================

         This Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and issues regarding the concentration of deposits and cross-border lending activities.

                                    PART I I

ITEM 1. BUSINESS.

GENERAL

         Republic Banking Corporation of Florida ("Republic") is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its operations through its wholly-owned banking subsidiary, Republic National Bank of Miami (the "Bank"). Republic and its subsidiary are collectively referred to herein as the "Company" unless otherwise provided herein. Republic was incorporated as a business corporation under the laws of the State of Florida in 1970 and the Bank was chartered in 1965 as a national bank with one banking office in Miami, Florida. Since its formation, Republic has derived substantially all of its revenues and income from the operations of the Bank.

         The Company's headquarters are located at 2800 Ponce de Leon Boulevard, Coral Gables, Florida 33134, and its telephone number is (305) 774-5197.

MARKET POSITION

         The Bank, since its formation, has acted as a community bank, serving the needs of businesses and individuals located in Miami-Dade County, Florida. The Company believes that Miami-Dade County, Florida is an attractive market for operating a community bank. Miami-Dade County has a population of more than 2 million, representing more than 14% of the population of the State of Florida and accounting for approximately 19.1% of domestic deposits. Miami-Dade County ranks first in population and first in deposits in the State of Florida.

         Historically, the Bank has catered primarily to the growing Cuban population, which has become a major economic force in Miami-Dade County, Florida, and to other Hispanic populations. In 1996, Hispanics represented a majority of the population of Miami-Dade County, Florida. These populations remain the core of the Bank's client base. Management believes that approximately 90% of the Company's customers are Hispanic.

BUSINESS STRATEGY

         The consolidation of financial institutions in south Florida has reduced the number of locally-headquartered commercial banks. The Company believes that this has created a niche for the Bank as a community bank which focuses on establishing long-term relationships with its customers and in providing responsive and personalized service to its customers. The Company's community banking style emphasizes local decision-making ability by its management and accessibility of its senior management to customers. The Company also attempts to make decisions for customers quickly and to modify its products, if appropriate, to match the needs of its customers. The Company believes that these attributes allow the Company to compete effectively against larger, regional financial institutions operating in south Florida. In addition, the Company believes that the Bank's larger capital base, larger branch network and broader product mix enable it to compete effectively against smaller community banks operating in south Florida.

         The Company's location in south Florida, which is also the location of many businesses and individuals who engage in substantial trade with Latin America and the Caribbean, and the Company's relationships with the Hispanic community in Miami-Dade County, Florida, have enabled the Company to be active in trade financing activities and in private banking operations with customers in Latin America and the Caribbean. The Company derives a significant portion of its deposits, loans and fee income from these customers.

LENDING ACTIVITIES

         The Bank's lending activities consist of community bank lending activities and international lending activities.

         The Bank in its domestic lending activities is primarily a commercial lender, but offers an array of commercial and consumer lending products. The Bank in its local lending activities also makes loans to foreign-domiciled borrowers secured by domestic collateral or guarantees. The Bank is also engaged in international lending, primarily trade financing for correspondent banks and for local commercial customers who are importing from or exporting to Latin America or the Caribbean.

         The Bank has a diversified loan portfolio. At December 31, 1997, the Bank's loan portfolio consisted of: $270 million in commercial loans or 29.0% of gross loans; $262 million in commercial real estate loans or 28.1% of gross loans; $155 million in residential first mortgage loans or 16.6% of gross loans; $74.5 or 8.0% in other consumer loans; $60.8 million in foreign bank loans and acceptances discounted or 6.5% of gross loans; $48.4 million in construction loans or 5.2% of gross loans and 6.6% of gross loans in other loan categories.

DEPOSITS AND BRANCH OFFICES

         Lending and investment activities are funded primarily from deposits. The Bank attracts deposits through a network of 27 retail branches, 25 of which are located in Miami-Dade County, Florida and two of which are located in Broward County, Florida. The Bank has built its deposit base through de novo expansion as well as through acquisitions. From 1988 to 1991, the Bank acquired branch locations and deposits from four failed financial institutions being liquidated by the FDIC and the RTC. In 1995, the Bank expanded its offices in Miami-Dade County and entered into Broward County, Florida with the acquisition of the Plaza Bank of Miami.

         In addition to its retail branch deposit base, the Bank obtains significant deposits as the result of its significant relationships throughout Latin America and the Caribbean and from foreigners who travel to south Florida. At December 31, 1997, $316 million of the Bank's deposits were from foreign-domiciled customers or correspondent banks.

CONCENTRATION OF DEPOSITS

         A significant portion of the Company's deposits are comprised of certificates of deposit and other time deposits in amounts in excess of $100,000. At December 31, 1997, approximately 22% of the Company's total deposits were comprised of time deposits in amounts in excess of $100,000. Most of such deposits closely match the maturity of the Company's assets. In the event that more deposits were withdrawn at or prior to their respective maturities than anticipated, the Company could be required to satisfy such deposit amounts through the (i) sale of short-term investments, (ii) borrowings utilizing its investment portfolio as collateral, (iii) sale or securitization of Fannie-Mae qualified residential mortgage loans, (iv) discount of bankers' acceptances or (v) liquidation of certain investments. Although management believes that it has historically been successful in matching the maturity dates of these deposits against its loan portfolio, there can be no assurance that the Company will continue to be successful or that it would not ultimately be required to liquidate assets or take other steps in order to satisfy such deposit amounts.

ECONOMIC RISKS

         The Company's success is dependent to a significant extent upon general economic conditions in Florida, particularly south Florida, and Latin America and the Caribbean. General economic conditions include such factors as the south Florida real estate market, inflation, recession, unemployment and other factors beyond the Company's control.

         During the 1980s, many of the countries in Latin America and the Caribbean experienced severe economic difficulties, including periods of slow or negative growth, large government budget deficits, high inflation, currency devaluations, government influence over the private sector, nationalization and expropriation of assets, vulnerability to weakness in world prices for commodity exports (particularly in smaller countries), large foreign indebtedness on the part of their governments, and exchange controls and unavailability of foreign exchange, including United States dollars. As a result, many governments and public and private institutions in this region were unable to make interest and principal payments on their external debt. Much of this external debt has now been restructured to provide for extensions of repayment schedules, grace periods during which payments of principal are suspended and, in certain cases, reduced rates of interest. In recent years there have been significant improvements in the economies of many countries in this region. However, there have been periodic, serious economic downturns for countries in this region, and there can be no assurance that widespread economic difficulties will not be experienced by countries in this region at some time in the future. Any such downturn could adversely affect business in Latin America and the Caribbean and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         During the mid-1980s, adverse economic conditions in Latin America adversely affected the south Florida economy. In the 1990s, the economy has improved in part due to economic growth in Latin America. Although the south Florida economy has strengthened, it remains susceptible to adverse effects resulting from adverse conditions in the south Florida real estate markets, a decline in tourism, or adverse economic conditions or recession in the national economy or in Latin America or the Caribbean. Economic recession over a prolonged period or other economic dislocation in south Florida, Latin America or the Caribbean could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the Florida, Latin American or Caribbean economies would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

POLITICAL RISKS

         Democracy has largely prevailed in Latin America and the Caribbean since the early 1990s, and was endorsed as a key, shared principle at the Presidential Summit of the Americas celebrated in Miami, Florida in December 1994 among 37 Presidents representing various Hemispheric nations. Nevertheless, many Latin American and Caribbean countries have a history of political instability involving periodic, non-democratic forms of government. A number of these countries have also experienced or are experiencing popular unrest, internal insurgencies, terrorist activities, hostilities with neighboring countries, drug trafficking and authoritarian military governments. A return to such non-democratic forms of government or expansion of such destabilizing activities in one or more of the key countries in Latin America or the Caribbean could affect investors' confidence not only in these countries, but in Latin America and the Caribbean as a whole, reducing trade with such countries. This could have a material adverse effect on the south Florida economy generally and on the Company's lending and financing activities in Latin America and the Caribbean and, consequently, on the Company's business, prospects, financial condition and results of operations.

BARNETT NEGOTIATIONS

         In May 1997, the Company entered into a letter of intent to be acquired by Barnett for a purchase price in excess of $400 million. Within two weeks of publicly disclosing the proposed sale, the parties determined that a transaction would not be consummated. During the ninety day period following the disclosure of the proposed sale, 102 employees, including the then-Executive Vice President of Corporate Banking and four Senior Vice Presidents, three of whom were involved in retail banking, left the Company. This was more than twice the normal amount of turnover for such a period. The Company believes that this turnover was due to the public disclosure of the letter of intent, the resulting uncertainties for employees and competitors' attempts to take advantage of these uncertainties. The Company does not know whether the amount of turnover was unusual for this type of situation. The Company has replaced all personnel that left during this period. Turnover has returned to historical levels.

         The Company also took a defensive posture with its customers during this period by adjusting loan and fee pricing downward and deposit pricing upward, as well as increasing its advertising costs, in order to retain customers. The Company believes that some of its customers were concerned with the uncertainty relating to a potential sale of the Company and that others were more intensely solicited by the Company's competitors. The Company also increased its personnel costs in order to retain employees. The Company overcame this episode with a limited impact on its balance sheet, but experienced some decline in loans and deposits, and felt the impact of the resulting competitive pressures on its second and third quarter earnings.

TRADEMARKS AND INTELLECTUAL PROPERTY

         The Company owns eight registered domestic U.S. trademarks or service marks, and has three pending applications for registration. All of the pending applications are currently subject to a concurrent use proceeding before the United States Patent and Trademark Office (concurrent use proceeding No. 791). These pending applications relate to the use of the proposed trademarks "RNB Republic Bank", "Republic National Bank" and "Republic National Bank of Miami." Pursuant to the proceeding, the Company is seeking the right to the exclusive use of the marks subject to pending applications in certain Florida counties. The pending applications are contested by several parties. Management believes that the Company's inability to obtain federal registration of the foregoing trademarks would not have a material adverse effect on the Company.

YEAR 2000

         Almost all of the Company's operations are supported by accounting and recordkeeping computerized systems and are dependent on the capability of software applications and operating systems to function properly in the year 2000. The Company has entered into a licensing contract with its main existing software vendor to convert all of its loan, deposit and principal accounting applications to a year 2000 compliant system in 1998, replacing an existing licensing arrangement which will expire in 1999. This new software will require additional hardware capacity. Costs associated with this endeavor are related to the new software and hardware acquisition and are not principally the result of the year 2000 programming, as the Company would have incurred these costs regardless of the year 2000 issue. The Company is evaluating the impact of the year 2000 on other smaller applications and PC computer hardware. The Company believes that all essential computer applications will be year 2000 compliant and that the costs associated with year 2000 compliance will not be material to the Company.

COMPETITION

         The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in the market areas in which its banking operations are located. The Company competes for loans, deposits and other matters with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and asset-based non-bank lenders which may offer more favorable financing than the Company. The Company competes with similarly-sized local financial institutions, regional and multi-regional financial institutions and smaller community banks, although its size, including the number of branches, and a higher legal lending limit, give it certain competitive advantages with respect to the smaller community banks. In Broward and Palm Beach counties, the Company may compete primarily with regional and multi-regional financial institutions. Many of the foregoing institutions also are the primary competitors of the Company for employees and several of them hired a number of Company employees after the announcement of a proposed sale to Barnett. In addition, the Company competes with major money center banks and foreign banks operating in Miami-Dade County with respect to its private banking and international lending businesses. Many of the Company's competitors, including the regional and multi-regional financial institutions, have greater financial and other resources than the Company. The Company believes that it has been able to compete effectively with other financial institutions by emphasizing customer service, through local decision-making, by establishing long term customer relationships and building customer loyalty and by designing its loan products to address the specific needs of its customers, when appropriate. Although the Company has been able to compete effectively with other financial institutions in the past, no assurances may be given that the Company will continue to be able to compete effectively in the future. In addition, various legislative acts in recent years have led to increased competition among financial institutions. As a result of these acts, most barriers to entry in the south Florida market by out-of-state financial institutions have been eliminated. There can be no assurance that the United States Congress or the Florida legislature will not enact legislation that may further increase competitive pressures on the Company. Competition from both financial and nonfinancial institutions is expected to continue.

REGULATION

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, and not for the protection of the bank holding company, shareholders or creditors. The federal banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

         The following description summarizes some of the laws to which the Company is subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

         THE COMPANY. Republic is a bank holding company registered under the BHCA, and as such it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage in, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its bank subsidiaries.

         Under FRB policy, a bank holding company is expected to act as a source of financial strength to each of its bank subsidiaries and commit resources to their support. Such support may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized bank subsidiary.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of that obligation will generally have priority over most other unsecured claims.

         ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the FRB include the provision of consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals.

         In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the FRB considers a number of factors and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsafe and unsound banking practices). The FRB is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

         SECURITIES ACTIVITIES. The FRB has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

         SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The FRB's Regulation Y, for example, generally requires a holding company to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the particular facts and circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         ANTI-TYING RESTRICTIONS. Banks are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by an affiliated bank holding company or its affiliates.

         CAPITAL ADEQUACY REQUIREMENTS. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1997, the Company's ratio of Tier 1 capital to total risk-weighted assets was 15.01%, and its ratio of total capital to total risk-weighted assets was 16.26%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its adjusted average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1997, the Company's leverage ratio was

8.96%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets.

         IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED BANK SUBSIDIARIES. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

         The aggregate liability of the holding company of an undercapitalized subsidiary bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

         ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

         Rebank Netherlands Antilles N.V. ("Rebank"), the Company's majority shareholder, is a foreign bank holding company registered under the BHCA and is subject to regulation by the FRB. According to the FRB, Rebank is subject to the requirements of the Foreign Bank Supervision Enforcement Act ("FBSEA"), which include, in connection with the acquisition of control of a bank, a review of current commitments, background checks of principals and a review of the bank holding company's affiliates and of affiliates of the principals of the foreign bank holding company. Rebank is owned by Roberto Isaias, Estefano Isaias and William Isaias, three brothers and directors of the Company, who also own a major Ecuadorian bank. For additional information regarding foreign ownership of U.S. banks, see "Foreign Ownership of United States Banks" below.

         CONTROL ACQUISITIONS. The BHCA prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under
Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquiror that is already a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

         CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

         INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the federal bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change the federal banking statutes and the operating environment of the Company and its bank subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

         EXPANDING ENFORCEMENT AUTHORITY. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and FIRREA both significantly increased the ability of the federal banking agencies to monitor the activities of banks and their holding companies. In addition, the FRB, the OCC, and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by national banks and their holding companies. For example, if an institution is considered to be engaged in an unsafe or unsound practice, the FDIC may terminate its deposit insurance, after the institution is served a written notice and given an opportunity for a hearing on the matter. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

         EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

         INTERSTATE BANKING. As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, beginning on June 1, 1997, the RNA provides for banks to branch across state lines, although individual states may authorize interstate branches earlier or elect to opt-out entirely. Florida has allowed bank holding companies from the Southeastern United States. to acquire banks in Florida since 1984, and in 1994 this was expanded to include bank holding companies from other parts of the United States as well. In 1996, Florida enacted legislation, effective as of June 1, 1997 which allowed out-of-state banks to enter Florida by merger with an existing Florida-based bank, and thereafter to branch throughout the state, while also allowing Florida-based banks to establish branches in other states by merger with out-of-state banks. This may further increase competition for the Bank by allowing large banks from other parts of the United States to operate directly in Florida.

         REGULATION OF THE BANK. The Bank, as a national bank, is subject to regulation primarily by the Office of the Comptroller of the Currency ("OCC"). Also, as a national bank, the Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC. Its operations are therefore also subject to certain FRB and FDIC regulations. Various other federal and state consumer laws and regulations also affect the operations of the Bank.

         As a national bank, the Bank may be able to engage in certain activities approved by the OCC which the FRB would not necessarily approve for the Company or its non-national bank subsidiaries. The OCC has in recent years allowed national banks to undertake an ever-increasing range of securities and insurance activities. Along these lines, pursuant to certain revisions to the OCC's regulations pertaining to national bank activities effective on December 31, 1996, national banks, among other things, are now be permitted on a case-by-case basis to operate subsidiaries that may engage in activities some of which are not permissible for the bank itself. Although the revised regulations do not authorize any new activities per se, it is expected that national banks, if eligible and if they obtain the approval of the OCC, will use them to expand further into the businesses of insurance and securities underwriting.

         The revised OCC regulations contain "fire walls" intended to protect a national bank from the risks taken by its subsidiary, including a 10% limitation on the amount of bank capital that may be invested in the new subsidiary, as well as requirements that extensions of credit to the operating subsidiary be fully-collateralized and that transactions between the bank and the subsidiary be conducted at arm's-length. Also, other safeguards are that the parent national bank's exposure to any losses the subsidiary may incur be limited to the bank's equity investment in the subsidiary, and that the parent national bank be well-capitalized both before and after the investment is made.

         Since OCC approval is required on a case-by-case basis for an eligible bank to be permitted to engage in activities not permissible for the bank to conduct directly, it is unclear at this time what the effect of these revised regulations on the operations of national banks will be. Further, Congress is considering new banking legislation which may address these revisions.

         As a national bank, the Bank may not ordinarily lend more than 15% of its capital unsecured to any one borrower, and may lend up to an additional 10% of its capital to that same borrower on a fully secured basis involving readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, equal at least to the amount borrowed. In addition, there are various other circumstances in which the Bank may lend in excess of such limits, including authority to lend up to 35% of capital and surplus when the loan is secured by documents of title to readily marketable staples and certain other exceptions relevant to international trade finance.

         Federal law also imposes additional restrictions on the Bank with respect to loans and extensions of credit to certain related parties and purchases from and other transactions with the Bank and the Company's principal shareholders, officers, directors and affiliates. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with members of the general public, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to each such person beyond certain limits set by applicable law must be approved by the Bank's Board of Directors, with the individual who is applying for the credit abstaining from participation in the decision. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties against the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition by the FRB of a cease and desist order.

         The Bank is allowed to establish new branches throughout Florida. In addition, by merger with a bank with branches in other states, the Bank may also now establish branches in those other states. See "Interstate Banking" above.

         Moreover, under the Change in Bank Control Act of 1978, as amended, no person or group of persons may directly or indirectly acquire control of the voting stock of the Bank unless the OCC has been given 60 days' prior written notice of the proposed acquisition and within that time period the OCC has not issued a notice disapproving the proposed acquisition.

         DIVIDENDS. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to Republic. The OCC, in general, also has the ability to prohibit dividends by the Bank which would otherwise be permitted under applicable regulations if the OCC determines that such distribution would constitute an unsafe or unsound practice.

         For the Bank, the approval of the OCC is required for the payment of dividends in any calendar year if the total of all dividends declared by the Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no dividends may be paid by a national bank in excess of its undivided profits account.

         In accordance with the above regulatory restrictions, the Bank currently has the ability to pay dividends. As of December 31, 1997, an aggregate of approximately $32 million was available for payment of dividends by the Bank to Republic under applicable restrictions, without regulatory approval.

         There are also statutory limits on other transfer of funds to Republic and any other future non-banking subsidiaries of Republic by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank generally are limited in amount to 10% of the Bank's capital and surplus, to Republic or any future Republic subsidiary, or 20% in the aggregate to Republic and all such subsidiaries. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

         FDICIA. FDICIA was enacted on December 19, 1991. It substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to other federal banking statutes. FDICIA provided for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants;
(iv) the establishment of uniform accounting standards by federal banking agencies; (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on depository institutions with lower levels of capital; (vi) additional grounds for the appointment of a conservator or receiver; (vii) a requirement that the FDIC use the least-cost method of resolving cases of troubled institutions in order to keep the costs to insurance funds at a minimum; (viii) more comprehensive regulation and examination of foreign banks; (ix) consumer protection provisions, including a Truth-in-Savings Act; (x) a requirement that the FDIC establish a risk-based deposit insurance premium assessment system; (xi) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements; and (xii) certain additional limits on deposit insurance coverage.

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to insured depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

         FDICIA generally prohibits the Bank from making any capital distribution (including payment of a cash dividend) or paying any management fees to Republic if the Bank would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans acceptable to the federal banking agencies. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

         Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, and requirements to reduce total assets and to stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

         FDICIA also provided for increased funding of the Bank Insurance Fund ("BIF"). Under the FDIC's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF is assigned one of the nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums. On November 14, 1995, the FDIC board of directors voted to lower the BIF premium range to zero from .27% effective January 1996. Accordingly, the Bank at this time is not subject to paying any deposit insurance premiums. The rate schedule is subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to assessment by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The Bank's FICO Assessment for 1997 was $265,000, and the Bank believes it will be at least $265,000 for 1998.

         RESERVE REQUIREMENTS. The Bank is required to maintain reserves against its transaction accounts. The reserves must be maintained in an interest-free account at the Federal Reserve Bank of Atlanta. Reserve requirements and the amount of required reserves is subject to adjustment by the FRB from time to time. The current rate for reserves is 3% of a depository institution's transaction accounts (less certain permissible deductions) up to $52 million, plus 10% of the amount over $52 million.

         BROKERED DEPOSIT RESTRICTIONS. Well-capitalized institutions may accept brokered deposits. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branch merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Under the Bank's last two CRA examinations, conducted in 1993 and 1995, the Bank received "outstanding" ratings (the highest rating) from the OCC.

         CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations.

FOREIGN OWNERSHIP OF UNITED STATES BANKS

         Since the enactment of the federal Foreign Bank Supervision Enhancement Act of 1991, it has become increasingly difficult for foreign companies, and foreign individuals acting through a holding company, to acquire control of United States banks. In mid-1996, the Bank submitted to the FRB the names of Roberto, William and Estefano Isaias, the controlling shareholders of the Company, for the FRB to initiate background checks. Such checks are part of the process of obtaining FRB approval of an acquisition and are believed to require considerable time to complete. Until such time as the Bank is notified that such background checks are completed and that the FRB would not have an objection to an acquisition by the Company of another United States bank based on such background checks, the Company does not intend to undertake acquisitions which require FRB approval. No assurance can be given that such background checks will be completed at any time or, if completed, that the FRB would approve the Company's acquisition of another United States bank. As a result, the Company's ability to acquire other institutions is more limited than that of domestically owned institutions, but the Company believes that it can acquire other institutions in transactions which are structured in such a way so as not to require the approval of the FRB. For example, currently, a direct bank to bank merger effected by the Bank would not necessarily be subject to FRB approval. However, such direct mergers could have adverse tax consequences to the Company unless they can be structured as tax-free transactions under the Internal Revenue Code of 1986, as amended. The Company believes that having publicly traded stock will facilitate such "tax free" acquisitions and therefore enhance the ability of the Company to expand through acquisitions.

         Currently, foreign individuals are required by the FRB to enter into a series of negotiated commitments prior to acquiring control of a United States bank. While those commitments may vary from individual to individual and over time, they commonly include (i) agreeing to keep the FRB informed as to other companies controlled by that individual, in the United States or abroad, and to provide certain information regarding those companies upon request by the FRB from time to time; (ii) submitting to the jurisdiction of United States courts for certain actions relating to alleged violations of United States law which may be brought by the FRB or other United States authorities; and (iii) restricting the activities between the United States bank, the foreign individual and other companies controlled by the foreign individual. In 1987, in connection with the organization of Rebank, it committed to the FRB as follows:
(i) to consent to the jurisdiction of the United States and to appoint an agent for service of process in the United States acceptable to the FRB; (ii) not to request or accept extensions of credit from the Bank, including the issuance of commercial letters of credit for the benefit of other institutions under their control, in an amount exceeding the limits on extensions of credit set forth in Regulation O of the FRB or other applicable law; (iii) that Rebank would not incur debt in excess of $50,000 without the prior written approval of the FRB (this commitment is no longer applicable); (iv) to permit Rebank's books and records to be examined by the FRB at a location in the United States; and (v) not to transfer any of its shares, except to Roberto, Estefano or William Isaias, without the prior written approval of the FRB. Although Roberto, Estefano and William Isaias entered into these commitments in 1987, should the Company decide to effect a merger or acquisition which requires approval of the FRB, the completion of that acquisition could be also hampered or delayed should the FRB at that time feel it appropriate to require the Company's foreign majority shareholders to enter into additional commitments.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

         ROBERTO ISAIAS has been a director of Republic since October 1970, and has served as Chairman of the Board since May 1982. Mr. Isaias has served as a director of the Bank since October 1984 and as Chairman of the Executive Committee of the Bank since March 1985. Since 1985, Mr. Isaias has served as President of Filanbanco, S.A., a major Ecuadorian bank. From 1971 to 1985, Mr. Isaias was employed in various capacities at Filanbanco, S.A.

         OSCAR BUSTILLO, JR. has served as President and Chief Executive Officer of Republic since April 1994. Since March 1989, he has served as an officer and director of Republic. Mr. Bustillo has served as President of the Bank since February 1989, as Chief Executive Officer of the Bank since May 1993, as Chairman of the Board of the Bank since April 1995, and as a director since February 1989. From April 1985 to February 1989, Mr. Bustillo served as Senior Vice President of the Bank and headed its International Division. From May 1980 to May 1985, Mr. Bustillo served as Vice President of the Bank of New England. During the period from January 1975 to May 1980, Mr. Bustillo served as Assistant Vice President in the Latin American Division of Irving Trust International. Mr. Bustillo has approximately 30 years of banking experience.

         BERNARDO M. ARGUDIN has served as Vice President and Chief Financial Officer of Republic since April 1992. Mr. Argudin has served as a director of Republic since November 1997 and as a director of the Bank since April 1997. He has served as Executive Vice President of the Bank since March 1994, and as Chief Financial

Officer of the Bank since March 1992. From May 1988 to April 1992, Mr. Argudin served as Comptroller of the Bank. He was first employed by the Bank in February 1986 as a Loan Review Officer, and served in that capacity until May 1988. From May 1982 to June 1985, Mr. Argudin served as Comptroller of FGS, Inc., a bank holding company located in Inverness, Florida. Mr. Argudin worked as an OCC national bank examiner from June 1973 to May 1982. Mr. Argudin has approximately 24 years of banking experience.

         FELIX M. GARCIA has served as an Executive Vice President and as Head of the Credit Division of the Bank since January 1988, and as Chief Credit Officer of the Bank since October 1992. He has served as a director of the Bank since April 1997. From May 1986 to the present, Mr. Garcia has headed the Bank's Credit Division. From April 1985 to May 1986 he served as a Loan Review Officer and as Senior Vice President for the Bank. Prior to joining the Bank, Mr. Garcia served as an OCC field office manager from May 1982 to April 1985, and as an OCC national bank examiner from December 1972 to May 1982. Mr. Garcia has approximately 25 years of banking experience.

         EDWARD F. HOLDEN has served as Executive Vice President--Corporate Banking of the Bank since June 1997. From March 1992 until June 1997, Mr. Holden served as Senior Vice President of the Bank and headed Corporate Lending. Prior to joining the Bank, Mr. Holden served as a Vice President of Southeast Bank, N.A. from January 1987 to April 1991. Before that, Mr. Holden served as a Vice President of Irving Business Center from February 1985 to January 1987. From April 1979 to February 1985, Mr. Holden held a variety of positions with Irving Trust International Bank, including that of Vice President. Mr. Holden held a variety of positions with Southeast Bank, N.A. from January 1976 to April 1979. Mr. Holden has approximately 21 years of banking experience.

         FERNANDO B. MARTINEZ has served as Executive Vice President--Real Estate Lending of the Bank since June 1997. During the period from August 1985 through June 1997, Mr. Martinez served as Senior Vice President of the Bank and headed Commercial Real Estate Lending. Prior to joining the Bank, Mr. Martinez served as Senior Vice President of Consolidated Bank, NA from January 1979 to July 1985. Mr. Martinez has approximately 19 years of banking experience.

         RAFAEL QUINTANA has served as Executive Vice President--Retail Banking of the Bank since March 1994, and has headed the Bank's Retail Banking Division since March 1992. Mr. Quintana joined the Bank as Senior Vice President in January 1990, and headed the Bank's Marketing Department until March 1992. From March 1975 to August 1989, Mr. Quintana held various positions with Amerifirst Savings, including that of Vice President. Mr. Quintana served as President of Union Federal Savings and Loan Association from May 1974 to May 1975. Mr. Quintana served as Vice President--Retail Banking of Amerifirst Savings from March 1969 to March 1973. Mr. Quintana has approximately 28 years of banking experience.

         ORLANDO A. QUINTERO has served as Executive Vice President--Operations of the Bank since January 1986. During the period from August 1972 through the present, Mr. Quintero has held various positions in the Bank's Operations Department. From January 1952 to December 1965, Mr. Quintero worked in various capacities in banking operations in Cuba. Mr. Quintero has approximately 45 years of banking experience.

EMPLOYEES

         At December 31, 1997, the Company had 709 full-time equivalent employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

         The Company is currently managed from its newly constructed headquarters located in Coral Gables, Florida, where a branch office is also located. Twenty-four of the Company's other branch offices are located in Miami-Dade County, Florida. Two branch offices are located in Broward County, Florida.

         The table below summarizes the Company's owned and leased facilities:

        LOCATION                  TYPE OF FACILITY        LEASED OR OWNED     EXPIRATION DATE
        --------                  ----------------        ---------------     ---------------
MIAMI-DADE COUNTY:
Coral Gables...............   Corporate headquarters    Owned                  --
                              and branch
Bird Road..................   Branch                    Owned                  --
Calle Ocho.................   Branch                    (1)                  July 2000(2)
Country Walk...............   Branch                    Leased               October 2001
Downtown...................   Branch                    Leased               October 2000
East Hialeah...............   Branch                    Owned                  --
Fisher Island..............   Branch                    Leased               June 2001
Gratigny...................   Branch                    Leased               February 2003
Hialeah....................   Branch                    Owned                  --
LeJeune....................   Branch                    (1)                  January 2001(2)
Little Havana..............   Branch                    (1)                  November 2055
Miami Lakes................   Branch                    Leased               August 2006
Milam Dairy................   Branch                    Leased               July 1998
North Dade.................   Branch                    Leased               March 2000
Orange Bowl................   Branch                    Owned                  --
Overtown...................   Branch                    Leased               October 2000
Palmetto...................   Branch                    Leased               June 2004
South Miami................   Branch                    Owned                  --
Tamiami....................   Branch                    Owned                  --
Suniland...................   Branch                    Leased               March 1999
West Dade..................   Branch                    Owned                  --
West Gables................   Branch                    Owned                  --
West Kendall...............   Branch                    Owned                  --
Westchester................   Branch                    Leased               December 2015
Westland...................   Branch                    Leased               October 2013


BROWARD COUNTY:
Palm Aire                     Branch                    Leased               December 1998
Tamarac                       Branch                    Leased               September 2006

------------------------------------

(1) Represents branches at which the buildings are located on land, a portion of which is leased by the Company pursuant to a long-term lease.
(2) On locations with multiple land leases, the earliest expiration date is shown.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved only in routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

TRADING MARKET

         Effective February 12, 1998, the Company's Common Stock was listed for trading on the Nasdaq National Market under the symbol "RBCF." Prior to that date, there was no established trading market for the Common Stock. The high and low sales prices of the Company's Common Stock since the commencement of public trading for the quarter ended March 31, 1998 were $19 5/8 and $16 1/8.

         As of April 7, 1998, there were approximately 210 holders of record, not including individual participants in security position listings of the Company's Common Stock and the closing price as quoted on the Nasdaq National Market was $18 7/8.

DIVIDEND POLICY

         Holders of Common Stock are entitled to receive dividends when and if declared by Republic's Board of Directors out of funds legally available therefor. Republic has declared a dividend on its Common Stock each year since 1990, and in 1997 paid an annual dividend aggregating $0.52 per share.

         For the foreseeable future, the principal source of cash revenues of Republic will be dividends paid by the Bank with respect to the Bank's capital stock. Federal banking laws and regulations may limit the payment of such dividends by the Bank and may limit Republic's ability to pay dividends as is the case with other banking organizations.

         Republic's dividend policy was changed for 1998, decreasing the dividend payout ratio and changing its frequency from an annual dividend to a quarterly dividend. A quarterly dividend of $0.07 per share was paid for the first quarter of 1998.

RECENT SALES OF REGISTERED SECURITIES

         In February 1998, Republic sold 1,233,270 shares of its Common Stock and certain selling shareholders sold 1,066,730 shares of Common Stock pursuant to a registration statement on Form S-1 (Registration No. 333-41301) filed with the Securities and Exchange Commission, which was declared effective on February 11, 1998 (the "Offering"). The Offering commenced on February 18, 1998 and was terminated subsequent to the sale of all of the registered securities at a price to the public of $15.00 per share. The Offering was underwritten by Keefe, Bruyette & Woods, Inc. and CIBC Oppenheimer Corp. Expenses incurred by Republic in connection with the sale of the shares of Common Stock included the following:

SEC registration fee...................................................$  10,856
NASD filing fee........................................................    4,180
Nasdaq National Market listing fee.....................................   95,000
Legal fees and expenses................................................  357,150
Accounting fees and expenses...........................................  260,400
Printing and engraving expenses........................................  156,499
Transfer agent and registrar fees......................................    3,500
Miscellaneous fees and expenses........................................   12,479
                                                                       ---------
Total..................................................................$ 900,064
                                                                       =========

         The net offering proceeds to Republic after deduction of the above expenses were approximately $16.3 million and have temporarily been invested in securities purchased under agreements to resell transactions with the Bank.

         One of the selling shareholders in the Offering was Rebank Netherlands Antilles N.V. ("Rebank"), which is owned by Roberto Isaias, Estefano Isaias and William Isaias. Roberto, Estefano and William Isaias directly or indirectly own, in the aggregate, 12,540,285 shares or 58.8% of the issued and outstanding Common Stock. Roberto Isaias is the Chairman of the Board of Republic and Estafano and William Isaias are directors of Republic. The net proceeds to Rebank from the sale of 647,320 shares of Common Stock in the Offering were $9,030,114.

RECENT SALES OF UNREGISTERED SECURITIES

         In November 1997, prior to the 2.5-for-1 stock split effected in January 1998, Republic took action to reorganize its capital structure by issuing to 13 existing shareholders of the Bank other than Republic an aggregate of 488,091 shares (1,220,225 post-split) of Common Stock for 488,091 shares of common stock of the Bank and no cash consideration. The issuance was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

         The information under the caption "Selected Consolidated Financial Data" appearing on page 5 of Republic's 1997 Annual Report to Shareholders (the "Annual Report"), which is attached hereto as Exhibit 13.1, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the caption "Management's Discussion and Analysis" appearing on pages 6 through 22 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the caption "Management's Discussion and Analysis -- Derivatives" and "-- Market Risk, Interest Rate Sensitivity and Liquidity" appearing on pages 18 and 20, respectively, of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Price Waterhouse LLP dated March 6, 1998, appearing on pages 23 through 40 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the caption "Election of Directors" to appear in Republic's definitive proxy statement relating to Republic's 1998 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of Republic's fiscal year covered by this Report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of Republic is included in Part 1 of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference. The information included in the Annual Meeting Proxy Statement pursuant to Rule 402(i), (k) and (l) is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Consolidated Financial Statements

         The following consolidated financial statements of the Company and its subsidiary and the independent certified public accountant's report thereon appear in Item 8 hereof.

                                                                                                          PAGE IN
                                                                                                           ANNUAL
                                                                                                           REPORT*
                                                                                                           -------

/bullet/  Consolidated Balance Sheets as of December 31, 1997 and 1996...................                     23

/bullet/  Consolidated  Statements  of Operation  for the years ended  December 31, 1997,                     24
          1996 and 1995...................................................................

/bullet/  Consolidated  Statements of Changes in Stockholders' Equity for the years ended                     25
          December 31, 1997, 1996 and 1995................................................

/bullet/  Consolidated  Statements  of Cash Flows for the years ended  December 31, 1997,                  26 - 27
          1996 and 1995...................................................................

/bullet/  Notes to Consolidated Financial Statements.....................................                  28 - 40

/bullet/  Report of Independent Certified Public Accountants.............................                     40

-----------------------------

* Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders.

         (2)      Financial Statement Schedules

         Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

         (3) Exhibits.*

                  (3.1) Form of Amended and Restated Articles of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement [Registration No. 333-41301] on Form S-1 as filed with the Securities and Exchange Commission on December 1, 1997 [the "Registration Statement"]).

                  (3.2) Form of Amended and Restated Bylaws of the Company. (Exhibit 3.2 to the Registration Statement)

                  (4.1) See Exhibits 3.1 and 3.2 for provisions in the Company's Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of holders of the Company's Common Stock.

-----------------------------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

                  (10.1) Form of Indemnification Agreement between the Company and each of its directors and certain officers. (Exhibit 10.1 to the Registration Statement) **

                  (10.2) Form of 1998 Stock Option Plan. (Exhibit 10.2 to the Registration Statement) **

                  (10.3) Bank Software License and Development Agreement between Republic National Bank of Miami, Filanbanco, S.A. and Infordatos, S.A. dated February 12, 1994. (Exhibit 10.3 to the Registration Statement)

                  (10.4) Construction Agreement between Republic National Bank of Miami and The Bared Construction Company of Miami dated August 10, 1995. (Exhibit 10.4 to the Registration Statement)

                  (10.5) Agreement between Republic National Bank of Miami and Kirchman Corporation dated November 7, 1997. (Exhibit
                           10.5 to the Registration Statement)

                  (10.6) Employment Agreement dated as of January 1, 1998 by and between Republic National Bank of Miami and Oscar Bustillo, Jr. (Exhibit 10.6 to the Registration Statement) **

                  (10.7) Employment Agreement dated as of January 1, 1998 by and between Republic National Bank of Miami and Felix
                           M. Garcia. (Exhibit 10.7 to the Registration
                           Statement) **

                  (10.8) Employment Agreement dated as of January 1, 1998 by and between Republic National Bank of Miami and Rafael Quintana. (Exhibit 10.8 to the Registration Statement) **

                  (10.9) Employment Agreement dated as of January 1, 1998 by and between Republic National Bank of Miami and Fernando J. Martinez. (Exhibit 10.9 to the Registration Statement) **

                  (10.10) Employment Agreement dated as of January 1, 1998 by and between Republic National Bank of Miami and Bernardo M. Argudin. (Exhibit 10.10 to the Registration Statement) **

                  (10.11) Form of Agreement between the Company and Miguel and Angela Baduy. (Exhibit 10.20 to the Registration Statement)

                  (13.1)   Annual Report to Security Holders.

                  (21.1) List of subsidiaries of the Company (Exhibit 21.1 to the Registration Statement).

                  (27.1)   Financial Data Schedule. ***

-----------------------------

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

** These exhibits are management contracts or compensatory plans or arrangements.

***      Filed electronically only.

(b)      Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REPUBLIC BANKING CORPORATION OF
                                   FLORIDA




                                   By:/S/ BERNARDO M. ARGUDIN
                                      ------------------------------------------
                                      BERNARDO M. ARGUDIN
Dated:  April 24, 1998                Vice President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                                TITLE                                  DATE
              ----------                                -----                                  ----

/S/ ROBERTO ISAIAS
------------------------------------           Chairman of the Board                      April 24, 1998
ROBERTO ISAIAS

/S/ OSCAR BUSTILLO, JR.
------------------------------------          Chief Executive Officer,                    April 24, 1998
OSCAR BUSTILLO, JR.                            President and Director

/S/ BERNARDO M. ARGUDIN
------------------------------------     Vice President and Chief Financial               April 24, 1998
BERNARDO M. ARGUDIN                       Officer and Principal Accounting
                                                Officer and Director

/S/ JOSE P. BARED
------------------------------------                  Director                            April 24, 1998
JOSE P. BARED

/S/ JOHN H. BLAKE
------------------------------------                  Director                            April 24, 1998
JOHN H. BLAKE

/S/ ESTEFANO ISAIAS
------------------------------------                  Director                            April 24, 1998
ESTEFANO ISAIAS

/S/ WILLIAM ISAIAS
------------------------------------                  Director                            April 24, 1998
WILLIAM ISAIAS

/S/ MILTON H. LEHR
------------------------------------                  Director                            April 24, 1998
MILTON H. LEHR

/S/ FERNANDO TAMAYO
------------------------------------                  Director                            April 24, 1998
FERNANDO TAMAYO

                                 EXHIBIT INDEX


       EXHIBIT                     DESCRIPTION
       -------                     -----------

         13.1     Annual Report to Security Holders

         27.1     Financial Data Schedule