Form 10-Q
period 1998-03-31
REPUBLIC BANKING CORP OF FLORIDA
filed 1998-05-15
CIK 702592

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________
                         COMMISSION FILE NUMBER: 0-23643



                     REPUBLIC BANKING CORPORATION OF FLORIDA
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              FLORIDA                                59-1318959
  -------------------------------      ---------------------------------------
  (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)



              2800 PONCE DE LEON BLVD., CORAL GABLES, FLORIDA 33134
              -----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)



                  REGISTRANT'S TELEPHONE NUMBER: (305) 774-5197

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 21,326,399

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

PART I
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets


                                                                        MARCH 31,           DECEMBER 31,
                                                               -------------------------    -----------
                                                                   1998          1997           1997
                                                               -----------   -----------    -----------
                                                                      (UNAUDITED)
                                                               -------------------------
                                                                  (In thousands, except share amounts)
                       ASSETS
Cash and federal funds sold:
Non-interest earning .......................................   $    58,014   $    49,408    $    49,362
Federal funds sold .........................................        63,004       106,811         76,038
                                                               -----------   -----------    -----------
                                                                   121,018       156,219        125,400

Interest earning deposits in other banks ...................        12,872         5,877            873
Held-to-maturity securities (market value of $ 280,798 at
   March 31, 1998, $ 162,118 at March 31, 1997, and                279,803       162,238        213,060
   $214,555 at December 31, 1997)
Available-for-sale securities ..............................       106,668       139,857        159,928
Loans receivable, net ......................................       925,491       984,372        917,411
Premises and equipment, net ................................        58,563        52,507         58,737
Customers' acceptance liability ............................         3,941         3,964          3,313
Accrued interest receivable ................................        11,426        11,681         12,941
Other real estate owned ....................................         2,050         2,191          2,047
Deferred taxes .............................................         3,948         4,175          3,852
Other assets ...............................................         5,438         3,915          4,829
Goodwill and other intangibles .............................        12,359         8,939         12,615
                                                               -----------   -----------    -----------
Total assets ...............................................   $ 1,543,577   $ 1,535,935    $ 1,515,006
                                                               ===========   ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing .......................................   $   269,447   $   261,565    $   261,675
Interest bearing:
NOW and money market .......................................       183,802       194,356        177,539
Savings ....................................................       130,008       133,567        127,597
Time .......................................................       719,933       743,044        735,406
                                                               -----------   -----------    -----------
                                                                 1,303,190     1,332,532      1,302,217

Securities sold under repurchase agreements ................        53,743        52,814         45,594
Other short-term borrowings ................................         9,196         8,878         10,573
Acceptances outstanding ....................................         3,941         3,964          3,313
Accrued interest payable ...................................         2,750         2,384          2,763
Income taxes payable .......................................         2,172         4,567            383
Other liabilities ..........................................         2,068         2,581          2,684
                                                               -----------   -----------    -----------
Total liabilities ..........................................     1,377,060     1,407,720      1,367,527
                                                               -----------   -----------    -----------
Minority interest in consolidated subsidiary ...............         1,372         8,870          1,348
                                                               -----------   -----------    -----------
Stockholders' equity:
Common stock-authorized 50,000,000 shares of
   $0.01 par value: 21,326,399 shares issued and outstanding
   at March 31, 1998; 18,872,904 shares issued and
   outstanding at March 31, 1997 and 20,093,129 shares
   issued and outstanding at December 31, 1997 .............           213           189            201
Capital surplus ............................................       115,532        86,469         99,240
Retained earnings ..........................................        49,173        32,965         46,311
Net unrealized gain (loss) on available-for-sale securities,
     net of tax ............................................           227          (278)           379
                                                               -----------   -----------    -----------
Total stockholders' equity .................................       165,145       119,345        146,131
                                                               -----------   -----------    -----------
Total liabilities and stockholders' equity .................   $ 1,543,577   $ 1,535,935    $ 1,515,006
                                                               ===========   ===========    ===========

See notes to consolidated financial statements.

Consolidated Statements of Operations

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                    --------------------------------------
                                                        1998                      1997
                                                    ------------              ------------
                                                                  (unaudited)
                                                    --------------------------------------
                                                   (In thousands, except per share amounts)
Interest income:
Interest and fees on loans ........................      $ 20,984              $ 21,918
Investment securities:
Taxable interest ..................................         5,486                 4,237
Tax exempt interest ...............................           369                   530
Interest on deposits in other banks ...............            90                    74
Interest on federal funds sold ....................           805                 1,379
                                                         --------              --------
Total interest income .............................        27,734                28,138
                                                         --------              --------
Interest expense:
Deposits ..........................................        11,970                11,688
Securities sold under repurchase agreements .......           510                   548
Other borrowings ..................................           101                   136
                                                         --------              --------
Total interest expense ............................        12,581                12,372
                                                         --------              --------
Net interest income ...............................        15,153                15,766
Provision for loan losses .........................         1,500                   900
                                                         --------              --------
Net interest income after provision for loan losses        13,653                14,866
                                                         --------              --------
Non-interest income:
Service charges on deposit accounts ...............         2,984                 3,137
Other charges, commissions and fees ...............         2,668                 2,944
Gain on sale of securities ........................            52                  --
                                                         --------              --------
                                                            5,704                 6,081
                                                         --------              --------
Non-Interest expenses:
Salaries and wages ................................         5,193                 5,192
Employee benefits .................................         1,396                 1,495
Occupancy expense .................................         1,666                 1,328
Furniture and equipment expense ...................           753                   558
Other real estate owned expense ...................            47                   195
Other .............................................         4,060                 3,901
                                                         --------              --------
                                                           13,115                12,669
                                                         --------              --------
Income before provision for income taxes ..........         6,242                 8,278
Provision for income taxes ........................         1,932                 2,909
                                                         --------              --------
Income before minority interest ...................         4,310                 5,369
Minority interest .................................            41                   375
                                                         --------              --------
Net income ........................................      $  4,269              $  4,994
                                                         --------              --------
Basic and diluted earnings per share ..............      $   0.21              $   0.26
                                                         ========              ========

See notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders Equity

                                                          COMMON STOCK
                                                     ------------------------                                     UNREALIZED
                                                        SHARES                                                   GAIN (LOSS) ON
                                                     ISSUED AND       PAR           CAPITAL        RETAINED    AVAILABLE-FOR-SALE
                                                     OUTSTANDING     VALUE          SURPLUS        EARNINGS      SECURITIES, NET
                                                     -----------   ---------      ----------      ---------    ------------------
                                                                                  (In thousands)
                                                                                   (unaudited)
Balance at January 1, 1997 ...................         18,873      $   9,437       $  77,221      $  37,785       $     250
Cash dividend ................................           --             --              --           (9,814)           --
Net income ...................................           --             --              --            4,994            --
Net change in unrealized gain on
     available-for-sale securities, net of tax           --             --              --             --              (528)
                                                    ---------      ---------       ---------      ---------       ---------
Balance at March 31, 1997 ....................         18,873      $   9,437       $  77,221      $  32,965       $    (278)
                                                    =========      =========       =========      =========       =========


Balance at January 1, 1998 ...................         20,093      $  10,047       $  89,394      $  46,311       $     379
Change in par value ..........................           --           (9,846)          9,846           --              --
Cash dividend ................................           --             --              --           (1,407)           --
Net income ...................................           --             --              --            4,269            --
Initial public offering, net of offering
     expenses ................................          1,233             12          16,292           --              --
Net change in unrealized gain on
     available-for-sale securities, net of tax           --             --              --             --              (152)
                                                    ---------      ---------       ---------      ---------       ---------
Balance at March 31, 1998 ....................         21,326      $     213       $ 115,532      $  49,173       $     227
                                                    =========      =========       =========      =========       =========

                                                       TOTAL
                                                    STOCKHOLDERS'
                                                       EQUITY
                                                    ------------
                                                   (In thousands)
                                                    (unaudited)
Balance at January 1, 1997 ...................      $ 124,693
Cash dividend ................................         (9,814)
Net income ...................................          4,994
Net change in unrealized gain on
     available-for-sale securities, net of tax           (528)
                                                    ---------
Balance at March 31, 1997 ....................      $ 119,345
                                                    =========


Balance at January 1, 1998 ...................      $ 146,131
Change in par value ..........................           --
Cash dividend ................................         (1,407)
Net income ...................................          4,269
Initial public offering, net of offering
     expenses ................................         16,304
Net change in unrealized gain on
     available-for-sale securities, net of tax           (152)
                                                    ---------
Balance at March 31, 1998 ....................      $ 165,145
                                                    =========

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows
                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     -----------------------
                                                                                        1998         1997
                                                                                     ---------     ---------
                                                                                         (In Thousands)
                                                                                           (unaudited)
Cash flows from operating activities:
Net income ......................................................................    $   4,269     $   4,994
                                                                                     ---------     ---------
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated subsidiary ....................................           39           374
Depreciation and amortization ...................................................          818           478
Investment accretion, net .......................................................         (107)         (197)
Amortization of goodwill and other intangibles ..................................          284           236
Provision for loan losses .......................................................        1,500           900
Gain on sale of securities ......................................................          (52)         --
Construction period interest credit .............................................         --            (314)
Other ...........................................................................         --             182
Changes in assets and liabilities:
Decrease in unearned income .....................................................          (69)         (138)
Decrease in accrued interest receivable .........................................        1,515           478
Increase in other assets ........................................................         (611)         (492)
Increase in income taxes payable ................................................        1,789         2,821
Decrease in accrued interest payable ............................................          (13)          (43)
Decrease in other liabilities ...................................................         (616)       (1,222)
                                                                                     ---------     ---------
Total adjustments ...............................................................        4,477         3,063
                                                                                     ---------     ---------
Net cash provided by operating activities .......................................        8,746         8,057
                                                                                     ---------     ---------
Cash flows from investing activities:
Proceeds from redemptions of held-to-maturity securities ........................       44,097        41,255
Purchases of held-to-maturity securities ........................................     (110,778)      (10,634)
Proceeds form sales or redemptions of available-for-sale securities .............       92,600        10,830
Purchases of available-for-sale securities ......................................      (39,490)      (13,070)
Net loan originations ...........................................................       (9,513)      (23,125)
Investment in premises and equipment ............................................         (644)       (4,322)
Proceeds from sale of other real estate owned ...................................         --              92
Other ...........................................................................          (27)            3
                                                                                     ---------     ---------

Net cash provided by (used in) investing activities .............................      (23,755)        1,029
                                                                                     ---------     ---------
Cash flows from financing activities:
Net Increase in demand deposits, NOW, money market and savings accounts .........       16,446         7,524
Net (decrease) increase in time deposits ........................................      (15,473)        4,882
Net increase in securities sold under repurchase agreements .....................        8,149        23,896
Net decrease in other borrowings ................................................       (1,377)       (7,801)
Issuance of common stock ........................................................       16,304          --
Dividend paid by subsidiary to minority interest ................................          (15)         (734)
Cash dividends paid .............................................................       (1,407)       (9,814)
                                                                                     ---------     ---------

Net cash provided by financing activities .......................................       22,627        17,953
                                                                                     ---------     ---------

Net increase in cash and cash equivalents .......................................        7,618        27,039
Cash and cash equivalents at beginning of the period ............................      125,400       129,180
                                                                                     ---------     ---------
Cash and cash equivalents at end of the period ..................................    $ 133,018     $ 156,219
                                                                                     =========     =========

(continued)


See notes to consolidated financial statements.


Consolidated Statements of Cash Flows--(Continued)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            1998       1997
                                                          --------    -------
                                                            (In Thousands)
                                                             (unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest .............................................    $ 12,594    $12,415
                                                          ========    =======
Income taxes .........................................    $     91    $  --
                                                          ========    =======
Supplemental schedule of noncash investing activities:
Transfers from loans to other real estate owned ......    $   --      $    53
                                                          ========    =======

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1998        1997
                                                            -------     -------
                                                              (In Thousands)
                                                                (unaudited)
Net Income ..............................................   $ 4,269     $ 4,994
                                                            -------     -------
Other comprehensive income, net of tax:
  Unrealized loss on AFS securities arising during period      (103)       (528)
  Less: reclassification adjustment for
          gains on AFS securities included in net income         49        --
                                                            -------     -------
Other comprehensive income ..............................      (152)       (528)
                                                            -------     -------
Comprehensive income ....................................     4,117     $ 4,466
                                                            =======     =======

See notes to consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 1998, Republic completed a 2.5 - for - 1 stock split. All historical data in this report has been restated to reflect the split.

A. GENERAL

The accounting and reporting policies of Republic Banking Corporation of Florida and its subsidiary conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 1998 may not be indicative of operating results for the year ending December 31, 1998. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of March 31, 1998 and 1997, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

B. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows (in thousands):

                                                        FOR THE THREE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
                                                             (unaudited)
Balance at beginning of period ...............        $ 11,999         $ 11,578
Provision charged to operations ..............           1,500              900
                                                      --------         --------
                                                        13,499           12,478
                                                      --------         --------

Loans charged-off ............................            (680)            (996)
Less recoveries ..............................             347              623
                                                      --------         --------
     Net charge-offs .........................            (333)            (373)
                                                      --------         --------
Balance at end of period .....................        $ 13,166         $ 12,105
                                                      ========         ========
Loans not accruing interest at end
     of period ...............................        $ 10,959         $ 11,149
                                                      ========         ========

C. EARNINGS PER COMMON SHARE
                                                                         FOR THE THREE MONTHS
                                                                                ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                         1998          1997
                                                                      ----------    ----------
                                                                           (unaudited)
Basic Shares:
Weighted average common shares outstanding .......................    20,682,358    18,872,904
Earnings per common share ........................................   $      0.21   $      0.26

Diluted Shares:
Weighted average common shares outstanding .......................    20,682,358    18,872,904
Weighted average common shares assumed
     outstanding to reflect diluted effect of common stock options        36,071           N/A
Total diluted average common shares outstanding ..................    20,718,429    18,872,904
Diluted earnings per sha.re ......................................   $      0.21   $      0.26

D. TAX EFFECT OF OTHER COMPREHENSIVE INCOME
                                                                  THREE MONTHS ENDED
                                                                     MARCH 31, 1998
                                                         ------------------------------------
                                                                          TAX
                                                          BEFORE-TAX   (EXPENSE)   NET-OF-TAX
                                                            AMOUNT      BENEFIT      AMOUNT
                                                          ----------   --------    ----------
                                                                    (In Thousands)
                                                                      (unaudited)
Unrealized loss on securities:
  Unrealized holding losses on AFS securities arising
    during the period ..................................      $(167)      $  64       $(103)
  Less: reclassification adjustment for
          gains on AFS securities included in net income         80         (31)         49
                                                              -----       -----       -----
 Comprehensive income ..................................      $(247)      $  95       $(152)
                                                              =====       =====       =====

                                                                  THREE MONTHS ENDED
                                                                     MARCH 31, 1997
                                                            ----------------------------------
                                                                           TAX
                                                            BEFORE-TAX   (EXPENSE)  NET-OF-TAX
                                                              AMOUNT      BENEFIT    AMOUNT
                                                            ----------   --------   ----------
                                                                    (In Thousands)
                                                                      (unaudited)
Unrealized loss on securities:
  Unrealized holding losses on AFS securities arising
    during the period ..................................      $(860)      $ 332      $(528)
  Less: reclassification adjustment for
          gains on AFS securities included in net income       --          --         --
                                                              -----       -----      -----
Comprehensive income ...................................      $(860)      $ 332      $(528)
                                                              =====       =====      =====

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains "forward looking statements" which represent Republic's expectations or beliefs including, but not limited to, statements concerning Republic's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in the Form 10-Q that are not statements of historical facts may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "estimate", "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond Republic's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of Republic to continue its growth strategy, dependence on management and key personnel, regulatory supervision and cross-border lending activities.


RESULTS OF OPERATIONS

All historical per share data in this report has been adjusted to reflect a 2.5
- for - 1 stock split in January 1998.

Republic Banking Corporation of Florida ("Republic") reported first quarter 1998 net income of $4.3 million or $0.21 per basic and diluted share, compared to $5.0 million or $0.26 per basic and diluted share in the first quarter of 1997 and $4.2 million or $0.22 per basic and diluted share in the fourth quarter of 1997.

First quarter 1998 results represent a return on average assets of 1.14% compared to 1.32% for the first quarter of 1997. Return on average shareholders' equity was 11.19% for the first quarter of 1998 compared to 16.94% for the first quarter of 1997.


Selected Quarterly Data
                                                             AS OF AND FOR THE
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                             1998           1997
                                                         ----------     ----------
                                                      (Dollars in thousands, except
                                                              per share data)
                                                                (unaudited)
INCOME STATEMENT DATA:
Interest income ....................................     $   27,734     $   28,138
Interest expense ...................................         12,581         12,372
                                                         ----------     ----------
Net interest income ................................         15,153         15,766
Provision for loan losses ..........................          1,500            900
                                                         ----------     ----------
Net interest income after provision for loan losses.         13,653         14,866
Non-interest income ................................          5,704          6,081
Non-interest expenses ..............................         13,115         12,669
                                                         ----------     ----------
Net income before taxes ............................          6,242          8,278
Provision for income tax expense ...................          1,932          2,909
Minority interest ..................................             41            375
                                                         ----------     ----------
Net income .........................................     $    4,269     $    4,994
                                                         ==========     ==========
PER SHARE DATA:
Net income (quarter) ...............................           0.21           0.26
Book value .........................................           7.74           6.32
Tangible book value ................................           7.16           5.85
Cash dividends (annualized) ........................           0.28           0.52
Dividends payout ratio .............................          33.33%         48.60%
Weighted average common and common equivalent
     shares outstanding (in thousands) .............         20,682         18,873

BALANCE SHEET DATA:
Total assets .......................................     $1,543,577     $1,535,935
Securities .........................................        386,471        302,095
Loans ..............................................        938,657        996,477
Allowance for loan losses ..........................         13,166         12,105
Total deposits .....................................      1,303,190      1,332,532
Total shareholders' equity .........................        165,145        119,345
AVERAGE BALANCE SHEET DATA:
Total assets .......................................     $1,516,697     $1,531,868
Securities .........................................        379,668        308,578
Loans ..............................................        930,644        980,181
Allowance for loan losses ..........................         12,348         11,737
Total deposits .....................................      1,298,918      1,328,359
Total shareholders' equity .........................        154,699        119,574
PERFORMANCE RATIOS:
Return on average assets ...........................           1.14%          1.32%
Return on average equity ...........................          11.19          16.94
Net interest margin ................................           4.47           4.56
Efficiency ratio ...................................          62.88          57.99

ASSET QUALITY RATIOS:
Non-performing assets to total loans
     and other real estate .........................           1.43%          1.57%
Net loan charge-offs to average loans ..............           0.15           0.16
Allowance for loan losses to total loans ...........           1.40           1.21
Allowance for loan losses to non-performing loans ..         115.17          89.74
CAPITAL RATIOS:
Leverage ratio (Tier 1 capital-to-total assets) ....          10.23%          7.85%
Average shareholders' equity to average total assets          10.20           7.81
Tier 1 risk-based capital ratio ....................          16.93          13.41
Total risk-based capital ratio .....................          18.18          14.66

Net Interest Income

Net interest income declined by 4% from the first quarter of 1997 reflecting, primarily, a decline in loan and interest earning asset volume with an increase of 25 basis points in the average rate paid on interest bearing liabilities. Net interest margin decreased from 3.70% in the first quarter of 1997 to 3.49% in the first quarter of 1998, and net interest spread decreased from 4.56% to 4.47%.

The following table represents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities and the resultant rates. No tax equivalent adjustments have been made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.


                                                                        THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------------------------
                                                               1998                                          1997
                                             --------------------------------------         -------------------------------------
                                               AVERAGE                                        AVERAGE
                                             OUTSTANDING     INTEREST        AVERAGE        OUTSTANDING    INTEREST       AVERAGE
                                               BALANCE      EARNED/PAID     YIELD/RATE        BALANCE     EARNED/PAID    YIELD/RATE
                                             -----------    -----------     ----------      ----------    -----------    ----------
                                                                               (Dollars in thousands)
ASSETS:
Interest earning assets:
Total loans ..............................   $  930,644      $   20,984 (1)       9.14%     $  980,181     $  21,918 (1)     9.07%
Taxable securities .......................      350,813           5,486           6.34         272,430         4,237         6.31
Tax-exempt securities ....................       28,855             369           5.19          36,148           530         5.95
Federal funds sold and other
     temporary investments ...............       63,218             895           5.74         111,916         1,453         5.27
                                             ----------       ---------     ----------      ----------     ---------    ---------
Total interest earning assets ............    1,373,530          27,734           8.19       1,400,675        28,138         8.15
                                                              ---------     ----------                     ---------    ---------
Less allowance for loan losses ...........       12,348                                         11,737
                                             ----------                                      ---------
Total interest earning assets, net of
     allowance ...........................    1,361,182                                      1,388,938
Non-earning assets .......................      155,515                                        142,930
                                             ----------                                     ----------
Total assets .............................   $1,516,697                                     $1,531,868
                                             ==========                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits .........   $   59,920       $     224           1.52%     $   67,594     $     263         1.58%
Savings and money market accounts ........      252,847           1,949           3.13         250,935         1,755         2.84
State, county and municipal
     certificates of deposit .............       46,883             660           5.71          30,189           405         5.44
Certificates of deposit ..................      675,672           9,137           5.48         718,461         9,265         5.23
Federal funds purchased and securities
     sold under repurchase agreements ....       46,656             556           4.83          53,404           602         4.57
Other borrowings .........................        4,263              55           5.23           6,685            82         4.97
                                             ----------       ---------     ----------      ----------     ---------    ---------

Total interest bearing liabilities .......    1,086,241          12,581           4.70       1,127,268        12,372         4.45
                                                              ---------     ----------                     ---------    ---------

Non-interest bearing demand deposits .....      263,596                                        261,180
Other liabilities ........................       10,801                                         15,022
                                              ---------                                     ----------
Total liabilities ........................    1,360,638                                      1,403,470
Minority interest ........................        1,360                                          8,824
Shareholders' equity .....................      154,699                                        119,574
                                             ----------                                     ----------
Total liabilities and shareholders' equity   $1,516,697                                      1,531,868
                                             ==========                                     ==========
Net interest income ......................                    $  15,153                                    $  15,766
                                                              =========                                    =========
Net interest spread ......................                                       3.49%                                       3.70%
                                                                            =========                                   =========
Net interest margin ......................                                       4.47%                                       4.56%
                                                                            =========                                   =========

----------
(1)  Includes $ 577,000 and $ 721,000 in loan fees for 1998 and 1997, respectively.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                             THREE MONTHS ENDED
                                                            MARCH 31, 1998 V. 1997
                                                       -------------------------------
                                                       INCREASE (DECREASE)
                                                              DUE TO
                                                       ------------------
                                                        VOLUME       RATE       TOTAL
                                                       -------     -------     -------
                                                             (Dollars in thousands)
Interest earning assets:
Total loans .......................................    $(1,108)    $   174     $  (934)
Securities ........................................      1,099         (11)      1,088
Federal funds sold and other temporary investments        (633)         75        (558)
                                                       -------     -------     -------
Total increase (decrease) in interest income ......       (642)        238        (404)
                                                       -------     -------     -------
Interest bearing liabilities:
Interest bearing demand deposits ..................        (30)         (9)        (39)
Savings and money market accounts .................         13         181         194
State, county and municipal certificates of deposit        224          31         255
Certificates of deposit and other time deposits ...       (552)        423        (129)
Federal funds purchased and securities sold under
     repurchase agreements ........................        (76)         31         (45)
Other borrowings ..................................        (30)          3         (27)
                                                       -------     -------     -------
Total increase (decrease) in interest expense .....       (451)        660         209
                                                       -------     -------     -------
Decrease in net interest income ...................    $  (191)    $  (422)    $  (613)
                                                       =======     =======     =======

Provision for Loan Losses

In determining the adequacy of the allowance for loan losses, Republic considers portfolio quality, composition, loss experience, growth, economic conditions and other risk factors related to the loan portfolio. The provision for loan losses for the first quarter of 1998 increased by 67% from the first quarter of 1997. At March 31, 1998 the allowance for loan losses, at $13.2 million, represented 1.40% of total loans and 115.2% of non-performing loans.

Net charge-offs for the 1998 first quarter were $0.3 million, or 0.15% of average loans, as compared to $0.4 million, or 0.16% of average loans, in the first quarter of 1997.

Non-performing assets at March 31, 1998 of $13.5 million represented 1.43% of total loans and other real estate owned. The provision for loan losses in the first quarter of 1998 reflected the effect of an increase in the level of non-performing loans from $6.7 million at December 31, 1997 to $11.4 million at March 31, 1998, a 70% increase.

Non-performing loans increased primarily as a result of a single credit relationship in the amount of $6.9 million which was placed on non-performing status in March 1998. A specific allocation of $4.4 million has been made for this credit relationship within the allowance for loan losses. Management is monitoring this relationship carefully to assess any loss potential.

Non-Interest Income

Non-interest income, excluding securities transactions, declined by 7%. The decline in non-interest income reflects competitive pricing pressures beginning in the second quarter of 1997 which continued into the first quarter of 1998. The following table represents, for the periods indicated, the major categories of non-interest income.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          1998           1997
                                                        ------         ------
                                                        (Dollars in thousands)
Service charges on deposit accounts ..............       $2,984         $3,137
Merchant credit card discounts ...................        1,790          2,061
Letter of credit fees ............................          212            246
Gains on sale of securities ......................           52           --
Other non-interest income ........................          666            637
                                                         ------         ------
          Total non-interest income ..............       $5,704         $6,081
                                                         ======         ======

Non-Interest Expense

Non-interest expense for the first quarter of 1998 increased by 3.5% from the first quarter of 1997. Personnel costs declined by 1.5% in the same period. Occupancy and furniture and equipment costs increased 28.3% for the same period. This reflects the impact of the move into Republic's corporate offices in the second quarter of 1997 and an increase in related property tax costs beginning in 1998. Other non-interest expenses remained level in the year to year first quarter comparison. The following table represents, for the periods indicated, the major categories of non-interest expenses.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
                                                        (Dollars in thousands)
Employee compensation and benefits ..............       $  6,589       $  6,687
                                                        --------       --------
Non-staff expenses:
Occupancy .......................................       $  1,666       $  1,328
Furniture and equipment .........................            753            558
Merchant credit card interchange fees ...........          1,210          1,451
Professional fees ...............................            159             79
FDIC assessment .................................             67             63
Advertising .....................................             96            160
Amortization of intangibles .....................            283            236
Printing and supplies ...........................            254            265
Other real estate owned .........................             47            195
Fraud losses, net ...............................             28            113
Capitalized construction interest credit ........           --             (314)
Other ...........................................          1,963          1,848
                                                        --------       --------
Total non-staff expenses ........................       $  6,526       $  5,982
                                                        --------       --------
Total non-interest expense ......................       $ 13,115       $ 12,669
                                                        ========       ========

FINANCIAL CONDITION

Loan Portfolio

End of period gross loans at March 31, 1998 declined by $59.4 million, or 6%, from March 31, 1997, however, there was an increase from December 31, 1997 of $9.2 million, or 1%.

During the first quarter of 1998, commercial real estate and construction loans increased by $14.5 million, or 5%, residential first mortgage lending increased by $4.7 million, or 3%, and international lending increased by $4.9 million, or 5%.

Other consumer loans declined by $6.4 million, or 9%, in the first quarter of 1998 and commercial lending declined by $5.4 million or 2% during the same period.

Growth in real estate lending reflects an increased emphasis in this type of lending, while growth in international lending reflects the impact of new staffing in this department following the turnover in personnel in 1997. The decline in consumer lending reflects the discontinuation of indirect auto lending activities in April 1997.

The following table reflects the major classification of loans for the periods indicated.

                                      MARCH 31,            DECEMBER 31,
                              -----------------------------------------
                                 1998           1997           1997
                              -----------    -----------    -----------

Commercial ................   $   280,298    $   315,660    $   285,733
Commercial real estate
     and construction .....       324,862        279,672        310,336
International .............        97,664        130,692         92,734
Residential first mortgages       159,610        135,732        154,864
Residential equity lines ..        15,867         19,105         16,487
Consumer ..................        52,262         83,729         58,024
Overdrafts ................         2,514          5,038          5,352
Bankers' acceptances ......         8,026         30,915          8,395
                              -----------    -----------    -----------
                                  941,103      1,000,543        931,925
Unearned income ...........        (2,446)        (4,066)        (2,515)
                              -----------    -----------    -----------
                                  938,657        996,477        929,410
Allowance for loan losses
     and transfer risk ....       (13,166)       (12,105)       (11,999)
                              -----------    -----------    -----------
Loans, net ................   $   925,491    $   984,372    $   917,411
                              ===========    ===========    ===========

Non-performing Assets

Non-performing assets at March 31, 1998 were $13.5 million as compared to $15.7 million at March 31, 1997 and $8.7 million at December 31, 1997. The resultant ratio of non-performing assets to total loans and other real estate was 1.43%, 1.57% and .94%, respectively.

The following table presents information regarding non-performing assets at the dates indicated.
                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                          (Dollars in thousands)
Non-accrual loans ........................................  $10,959    $11,149
Restructured loans .......................................       56        392
Accruing loans 90 days or more past due ..................      417      1,948
Other real estate ........................................    2,050      2,191
                                                            -------    -------
     Total non-performing assets .........................  $13,482    $15,680
                                                            =======    =======
Non-performing assets to total loans and other real estate     1.43%      1.57%

Allowance for Loan Losses

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

                                                                             MARCH 31,
                                                                      -----------------------
                                                                         1998          1997
                                                                      ---------     ---------
                                                                       (Dollars in thousands)

Average loans outstanding ........................................    $ 930,644     $ 980,181
                                                                      ---------     ---------
Total loans outstanding at end of period ..........................     938,657       996,477
                                                                      =========     =========

Allowance for loan losses at beginning of period .................    $  11,999     $  11,578
Provision for loan losses .........................................       1,500           900
Charge-offs:
     Commercial and industrial ....................................        (298)         (262)
     Real estate ..................................................         (29)         (120)
     Consumer .....................................................        (353)         (614)
     Foreign ......................................................        --            --
Recoveries:
     Commercial and industrial ....................................         174           355
     Real estate ..................................................           6             2
     Consumer .....................................................         167           266
     Foreign ......................................................        --            --
                                                                      ---------     ---------
Net loan charge-offs ..............................................        (333)         (373)
                                                                      ---------     ---------
Allowance for loan losses at end of period .......................    $  13,166     $  12,105
                                                                      =========     =========
Ratio of allowance to end of period loans .........................        1.40%         1.21%
Ratio of net loan charge-offs to average loans (quarter) ..........        0.04          0.04
Ratio of allowance to end of period non-performing loans ..........      115.17         89.74
                                                                      ---------     ---------

Investment Securities and Other Earning Assets

Average investment securities and other temporary investments represent $442.9 million, or 29%, of average assets for the first quarter of 1998 and increased by $22.4 million from the average for the first quarter of 1997. The investment securities portfolio grew by $13.5 million from December 31, 1997 to March 31, 1998. Investment activity during the first quarter of 1998 was centered in purchasing U.S. government agency securities. As of March 31, 1998, U.S. government agency comprised 64% of investment securities and U.S. Treasury obligations comprised 28% of investment securities. The balance of investment securities is composed of investment grade securities, primarily bank qualified municipal obligations.

Derivatives

At March 31, 1998, there were no off-balance sheet derivative contracts outstanding. Republic does engage in a nominal amount of foreign exchange contracts primarily as an accommodation to commercial customer needs. A $25 million par value U.S. government agency inverse floater matured in February 1998. There are no other inverse floating instruments in the investment portfolio. The portfolio contains securities with callable options.

Deposits and Other Funding Sources

End of period deposits at March 31, 1998 increased by $1 million over December 31, 1997. A decline of $15.5 million in time deposits was offset by an increase of $7.8 million in non-interest bearing deposits, an increase of $6.3 million in NOW and money market accounts, and an increase of $2.4 million in savings. End of period borrowings at March 31, 1998 increased by $6.8 million from December 31, 1997.

Average deposits for the first quarter of 1998 declined by 2%, or $29 million, from a year ago. The decrease was centered in average time deposits which declined by $43 million over the same period. Average short-term borrowings declined by $9 million during that period. The decline in funding corresponded to the decrease in loan volume during the same period and was centered in rate sensitive funding sources.

Market Risk, Interest Rate Sensitivity and Liquidity

Net interest income, Republic's primary source of revenue, is affected by changes in interest rates as well as the mix of interest earning assets and interest bearing liabilities comprising the balance sheet. Interest rate risk and balance sheet mix is managed within policy guidelines. The Asset/Liability Management Committee reviews Republic's interest rate risk and balance sheet mix position on a regular basis.

The following table sets forth an interest rate sensitivity analysis. The table presents projected cash flows and related weighted average rates by expected repayment dates at March 31, 1998 and GAP analysis information.

                                                          VOLUMES SUBJECT TO REPRICING WITHIN
                                      --------------------------------------------------------------------------
                                        1 YEAR         1-2 YEARS       2-3 YEARS      3-4 YEARS       4-5 YEARS
                                      -----------     -----------     -----------     -----------    -----------
                                                                   (Dollars in Thousands)
INTEREST EARNING ASSETS:
 Federal funds sold and other
    temporary investments ........    $    75,876     $      --       $      --       $      --      $      --
    Average interest yield ........          6.38%           --              --              --             --
 Taxable securities ................      158,341         175,433          21,483             200            100
     Average interest yield .......          6.40%           6.22%           6.05%           7.10%          6.75%
 Tax-exempt securities .............        8,609             551           1,781           2,424          2,907
     Average interest yield .......          4.89%           5.32%           5.14%           5.25%          5.37%
 Total loans .......................      513,607          56,369          43,394          87,257         82,976
     Average interest yield .......          8.85%           8.97%           9.02%           8.84%          8.73%
                                      -----------     -----------     -----------     -----------    -----------
 Total interest earning asset ......      756,433         232,353          66,658          89,881         85,983
                                      -----------     -----------     -----------     -----------    -----------
INTEREST BEARING LIABILITIES:
 Demand, money market and
     savings deposits .............       313,810            --              --              --             --
     Average interest rate ........          2.77%           --              --              --             --
 Certificates of deposit and other
     time deposits ................       675,687          41,241           1,432             299          1,249
     Average interest rate ........          5.51%           5.80%           6.26%           5.61%          6.02%
                                      -----------     -----------     -----------     -----------    -----------
 Total interest bearing deposits ...      989,497          41,241           1,432             299          1,249
                                      -----------     -----------     -----------     -----------    -----------
 Securities sold under
     repurchase agreements ........        53,743           --              --              --             --
     Average interest rate ........          4.87%          --              --              --             --
 Other borrowings ..................        9,196           --              --              --             --
     Average interest rate ........          5.56%          --              --              --             --
                                      -----------     -----------     -----------     -----------    -----------
 Total interest bearing liabilities     1,052,436          41,241           1,432             299          1,249
                                      -----------     -----------     -----------     -----------    -----------
Period GAP ........................      (296,003)        191,112          65,226          89,582         84,734
Cumulative GAP ....................      (296,003)       (104,891)        (39,665)         49,917        134,651
Period GAP to total assets ........        (19.18%)         12.38%           4.23%           5.80%          5.49%
Cumulative GAP to total assets ....        (19.18%)         (6.80%)         (2.57%)          3.23%          8.72%
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities ..................         71.87%          90.41%          96.38%         104.56%        112.28%
                                      -----------     -----------     -----------     -----------    -----------

                                         VOLUMES SUBJECT TO REPRICING WITHIN
                                      -----------------------------------------
                                          OVER                      ESTIMATED
                                        5 YEARS         TOTAL       FAIR VALUE
                                      -----------    -----------    -----------
                                               (Dollars in Thousands)
INTEREST EARNING ASSETS:
 Federal funds sold and other
     temporary investments ........   $      --           75,876    $    75,876
    Average interest yield ........          --             6.38%
 Taxable securities ................        2,217        357,774        357,911
     Average interest yield .......          6.35%          6.29%
 Tax-exempt securities .............       12,425         28,697         29,552
     Average interest yield .......          5.32%          5.18%
 Total loans .......................      155,054        938,657        942,240
     Average interest yield .......          8.37%          8.77%
                                      -----------    -----------    -----------
 Total interest earning asset ......      169,696      1,401,004      1,405,579
                                      -----------    -----------    -----------
INTEREST BEARING LIABILITIES:
 Demand, money market and
     savings deposits .............          --          313,810        313,810
     Average interest rate ........          --             2.77%
 Certificates of deposit and other
     time deposits ................            25        719,933        722,171
     Average interest rate ........          5.15%          5.53%
                                      -----------    -----------    -----------
 Total interest bearing deposits ...           25      1,033,743      1,035,981
                                      -----------    -----------    -----------
 Securities sold under
     repurchase agreements ........          --           53,743         53,743
     Average interest rate ........          --             4.87%
 Other borrowings ..................         --            9,196          9,196
     Average interest rate ........          --             5.56%
                                      -----------    -----------    -----------
 Total interest bearing liabilities            25      1,096,682      1,098,920
                                      -----------    -----------    -----------
Period GAP ........................       169,671        304,322
Cumulative GAP ....................       304,322
Period GAP to total assets ........         10.99%
Cumulative GAP to total assets ....         19.72%
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities ..................        127.75%
                                      -----------    -----------    -----------

Republic uses GAP analysis as an analytical tool but recognizes that shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionately as interest rates change. Consequently, in addition to GAP analysis, Republic uses a simulation model to shock and test the interest rate sensitivity of net interest income and the balance sheet. Based on the March 31, 1998 simulation analysis, Republic estimates that a 200 basis point rise or decline in interest rates over the next twelve month period would have an impact of less than 3% on its net interest income for the same period.

Republic meets its liquidity needs through its asset and liability management process. Temporary investments and debt securities are the primary sources of liquidity. Additional liquidity is provided by loan repayments and available funding sources.

Capital Resources

In February 1998, Republic completed an initial public offering of its common stock. As a result, 2,300,000 shares were sold in the public market. Of these, 1,233,270 were issued by Republic. The balance of the shares sold to the public were sold by existing shareholders. Net proceeds received by Republic amounted to $16.3 million.

Republic is subject to capital adequacy requirements imposed by the Federal Reserve Board and its subsidiary bank is subject to similar requirements imposed by the Office of the Comptroller of the Currency.

The following table provides a comparison of Republic's leverage and risk-based capital ratios as of March 31, 1998 to the minimum and well capitalized regulatory standards.

                                                                                     ACTUAL RATIO
                                          MINIMUM REQUIRED    WELL-CAPITALIZED      AT MARCH 31, 1998
                                          ----------------    ----------------      -----------------

     Leverage ratio                           3.00% (1)             N/A %                10.23%
     Tier 1 risk-based capital ratio          4.00                 6.00                  16.93
     Risk-based capital ratio                 8.00                10.00                  18.18

----------
(1) The FRB may require Republic to maintain a leverage ratio of up to 200 basis points above the required minimum.

Taxes

Republic's income tax expense in interim reporting periods is determined by estimating the effective federal and state tax rates and applying them to its taxable income. The effective tax rate is principally affected by tax exempt income. Republic's effective tax rate for the first quarter of 1998 was 31%, and for 1997 it was 35%. The effective rate for the first quarter of 1998 was favorably affected by adjustments resulting from the completion of a tax audit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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



SEC registration fee ........................................           $ 10,856
NASD filing fee .............................................              4,180
Nasdaq National Market listing fee ..........................             95,000
Legal fees and expenses .....................................            357,150
Accounting fees and expenses ................................            260,400
Printing and engraving expenses .............................            156,499
Transfer agent and registrar fees ...........................              3,500
Miscellaneous fees and expenses .............................             12,479
                                                                        --------
Total .......................................................           $900,064
                                                                        ========

The net offering proceeds to Republic after deduction of the above expenses were approximately $16.3 million and have temporarily been invested in securities purchased under agreements to resell transactions with the Bank.

One of the selling shareholders in the Offering was Rebank Netherlands Antilles N.V. ("Rebank"), which is owned by Roberto Isaias, Estefano Isaias and William Isaias. Roberto, Estefano and William Isaias directly or indirectly own, in the aggregate, 12,540,285 shares or 58.8% of the issued and outstanding Common Stock. Roberto Isaias is the Chairman of the Board of Republic and Estefano and William Isaias are directors of Republic. The net proceeds to Rebank from the sale of 647,320 shares of Common Stock in the Offering were $9,030,114.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REPUBLIC BANKING CORPORATION OF
                                  FLORIDA

Dated:  May 15, 1998              By:  /s/ BERNARDO M. ARGUDIN
                                      --------------------------------
                                      Bernardo M. Argudin
                                      Vice President and Chief Financial Officer
                                      and Principal Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule