Form 10-Q
period 1998-06-30
REPUBLIC BANKING CORP OF FLORIDA
filed 1998-08-12
CIK 702592

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 1998 was 21,326,399

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements and Condensed Notes to
        Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION:

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

PART I
ITEM 1.

CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,    DECEMBER 31,
                                                      --------------------------
                                                          1998         1997
--------------------------------------------------------------------------------
                                                      (UNAUDITED)
                                                      -----------
                                                             (IN THOUSANDS,
                                                         EXCEPT SHARE AMOUNTS)
            ASSETS
Cash and federal funds sold:
Non-interest earning .............................     $   54,240     $   49,362
Federal funds sold ...............................         58,011         76,038
                                                       ----------     ----------
                                                          112,251        125,400

Interest earning deposits in other banks .........            721            873
Hold-to-maturity securities (market value of
   $275,956 at June 30, 1998, and $214,555
   at December 31, 1997 ..........................        274,726        213,060
Available-for-sale securities ....................        125,163        159,928
Loans receivable, net ............................        912,288        917,411
Premises and equipment, net ......................         58,382         58,737
Customers' acceptance liability ..................          3,770          3,313
Accrued interest receivable ......................         12,144         12,941
Other real estate owned ..........................          2,089          2,047
Deferred taxes ...................................          3,641          3,852
Other assets .....................................          7,040          4,829
Goodwill and other intangibles ...................         12,080         12,615
                                                       ----------     ----------
Total assets .....................................     $1,524,295     $1,515,006
                                                       ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing .............................     $  262,548     $  261,675
Interest bearing:
NOW and money market .............................        181,214        177,539
Savings ..........................................        128,865        127,597
Time .............................................        709,625        735,406
                                                       ----------     ----------
                                                        1,282,252      1,302,217

Securities sold under repurchase agreements ......         46,796         45,594
Other short-term borrowings ......................         18,678         10,573
Acceptances outstanding ..........................          3,770          3,313
Accrued interest payable .........................          2,669          2,763
Income taxes payable .............................           --              383
Other liabilities ................................          2,408          2,684
                                                       ----------     ----------
Total liabilities ................................      1,356,573      1,367,527
                                                       ----------     ----------
Minority interest in consolidated subsidiary .....          1,376          1,348
                                                       ----------     ----------
Stockholders' equity:
Common stock-authorized 50,000,000 shares of
   %0.01 par value: 21,326,399 shares issued
   and outstanding at June 30, 1998, and
   and 20,093,129 at Dec. 31, 1997 ...............            213            201
Capital surplus ..................................        115,532         99,240
Retained earnings ................................         50,366         46,311
Net unrealized gain on available-for-sale
   securities, net of tax ........................            233            379
                                                       ----------     ----------
Total stockholders' equity .......................        166,344        146,131
                                                       ----------     ----------
Total liabilities and stockholders' equity .......     $1,524,295     $1,515,006
                                                       ==========     ==========

See condensed notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,
                                               ------------------ -------------------
                                                1998      1997     1998       1997
-------------------------------------------------------------------------------------
                                                              (UNAUDITED)
                                              ---------------------------------------
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
Interest and fees on loans ................   $21,150   $22,631   $42,134   $44,548
Investment securities:
Taxable interest ..........................     5,630     4,368    11,116     8,605
Tax exempt interest .......................       366       496       734     1,026
Interest on deposits in other banks .......       192        73       282       147
Interest on federal funds sold ............       666     1,180     1,471     2,560
                                              -------   -------   -------   -------
Total interest income .....................    28,004    28,748    55,737    56,886
                                              -------   -------   -------   -------
Interest expense:
Deposits ..................................    11,839    11,932    23,809    23,620
Securities sold under repurchase agreements       616       615     1,127     1,163
Other borrowings ..........................       140       181       240       317
                                              -------   -------   -------   -------
Total interest expense ....................    12,595    12,728    25,176    25,100
                                              -------   -------   -------   -------
Net interest income .......................    15,409    16,020    30,561    31,786
Provision for loan losses .................     3,995     1,231     5,495     2,131
                                              -------   -------   -------   -------
Net interest income after provision for
   loan loses .............................    11,414    14,789    25,066    29,655
                                              -------   -------   -------   -------
Non-interest income:
Service charges on deposit accounts .......     3,004     2,974     5,988     6,112
Other charges, commissions and fees .......     2,943     3,080     5,612     6,023
Gain (loss) on sale of securities .........      --        --          53      --
                                              -------   -------   -------   -------
                                                5,947     6,054    11,653    12,135
                                              -------   -------   -------   -------
Non-Interest expenses:
Salaries and wages ........................     5,048     5,317    10,241    10,508
Employee benefits .........................     1,490     1,379     2,886     2,874
Occupancy expense .........................     1,626     1,561     3,291     2,889
Furniture and equipment expense ...........       770       710     1,524     1,268
Other real estate owned expense ...........        58        13       105       208
Other .....................................     4,389     4,608     8,452     8,511
                                              -------   -------   -------   -------
                                               13,381    13,588    26,499    26,258
                                              -------   -------   -------   -------
Income before provision for income taxes ..     3,980     7,255    10,220    15,532
Provision for income taxes ................     1,267     2,254     3,198     5,162
                                              -------   -------   -------   -------
Income before minority interest ...........     2,713     5,001     7,022    10,370
Minority interest .........................        26       347        67       722
                                              -------   -------   -------   -------
Net income ................................   $ 2,687   $ 4,654   $ 6,955   $ 9,648
                                              -------   -------   -------   -------
Basic and diluted earnings per share ......   $  0.13   $  0.25   $  0.33   $  0.51
                                              =======   =======   =======   =======

See condensed notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                                                 ---------------------                                UNREALIZED
                                                   SHARES                                            GAIN (LOSS) ON        TOTAL
                                                 ISSUED AND      PAR       CAPITAL     RETAINED    AVAILABLE-FOR-SALE  STOCKHOLDERS'
                                                OUTSTANDING     VALUE      SURPLUS     EARNINGS     SECURITIES, NET       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                                                    (UNAUDITED)
Balance at December 1, 1996 ..................      18,873   $   9,437    $  77,221   $  37,785        $     250        $ 124,693
Cash dividend ................................        --          --           --        (9,814)            --             (9,814)
Net income ...................................        --          --           --        18,340             --             18,340
Shares issued to acquire shares of minority
     interest in subsidiary ..................       1,220         610       12,173        --                 29           12,812
Net change in unrealized gain on
     available-for-sale securities, net of tax        --          --           --          --                100              100
Change in par value ..........................        --        (9,846)       9,846        --               --               --
                                                    ------   ---------    ---------   ---------        ---------        ---------
Balance at December 31, 1997 .................      20,093   $     201    $  99,240   $  46,311        $     379        $ 146,131
Cash dividend ................................        --          --           --        (1,407)            --             (1,407)
Net income ...................................        --          --           --         4,269             --              4,269
Initial public offering, net of offering
     expenses ................................       1,233          12       16,292        --               --             16,304
Net change in unrealized gain on
     available-for-sale securities, net of tax        --          --           --          --               (152)            (152)
                                                    ------   ---------    ---------   ---------        ---------        ---------
Balance at March 31, 1998 ....................      21,326   $     213    $ 115,532  $  49,173        $     227        $ 165,145
Change in par value ..........................        --          --           --          --              --                --
Cash dividend ................................        --          --           --        (1,494)           --              (1,494)
Net income ...................................        --          --           --         2,687            --               2,687
Net change in unrealized gain on
     available-for-sale securities, net of tax        --          --           --          --                 6                 6
                                                    ------   ---------    ---------   ---------        ---------        ---------
Balance at June 30, 1998 .....................      21,326   $     213    $ 115,532  $  50,366       $     233         $ 166,344
                                                    ======   =========    =========   =========       =========         =========

See condensed notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                 1998         1997
------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                                    (UNAUDITED)
Cash flows from operating activities:
Net income ................................................   $   6,955    $   9,648
                                                              ---------    ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Minority interest in consolidated subsidiary ..............          67          722
Depreciation and amortization .............................       1,641        1,124
Investment (accretion) amortization, net ..................         (72)        (448)
Amortization of goodwill and other intangibles ............         568          473
Provision for loan losses .................................       5,495        2,131
Gain on sale of securities ................................         (53)        --
Construction period interest credit .......................        --           (390)
Other real estate write down ..............................          15          184
Changes in assets and liabilities:
Decrease in unearned income ...............................         (80)      (1,286)
Decrease (increase) in accrued interest receivable ........         797       (1,224)
Decrease in other assets ..................................      (1,906)        (770)
Increase in income taxes payable ..........................        (383)        (970)
Decrease (increase) in accrued interest payable ...........         (94)          31
Decrease in other liabilities .............................        (276)        (482)
                                                              ---------    ---------
Total adjustments .........................................       5,719         (905)
                                                              ---------    ---------
Net cash provided by operating activities .................      12,674        8,743
                                                              ---------    ---------
Cash flows from investing activities:
Proceeds from redemptions of held-to-maturity securities ..      63,124       28,041
Purchases of held-to-maturity securities ..................     (68,461)     (56,843)
Proceeds form sales or redemptions of available-for-sale
  securities ..............................................     103,047       41,480
Purchases of available-for-sale securities ................    (124,726)     (32,523)
Net loan payments (originations) ..........................        (353)       5,991
Investment in premises and equipment ......................      (1,287)      (7,832)
Other .....................................................         118          193
                                                              ---------    ---------
Net cash provided by (used in) investing activities .......     (28,538)     (21,493)
                                                              ---------    ---------
Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and
  savings account .........................................       5,816       17,517
Net (decrease) increase in time deposits ..................     (25,781)       7,225
Net increase in securities sold under repurchase agreements       1,202       20,539
Net increase (decrease) in other borrowings ...............       8,105       (2,582)
Issuance of common stock ..................................      16,304         --
Dividend paid by subsidiary to minority interest ..........         (31)        (734)
Cash dividends paid .......................................      (2,900)      (9,814)
                                                              ---------    ---------
Net cash provided by financing activities .................       2,715       32,151
                                                              ---------    ---------
Net increase in cash and cash equivalents .................     (13,149)      19,401
Cash and cash equivalents at beginning of the year ........     125,400      129,180
                                                              ---------    ---------
Cash and cash equivalents at end of the year ..............   $ 112,251    $ 148,581
                                                              =========    =========

(continued)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                          ----------------
                                                          1998       1997
--------------------------------------------------------------------------
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest .............................................   $25,270   $25,069
                                                         =======   =======
Income taxes .........................................     4,790     6,149
                                                         =======   =======
Supplemental schedule of noncash investing activities:
Transfers from loans to other real estate owned ......   $    61   $    58
                                                         =======   =======

See condensed notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ------------------
                                                    1998      1997        1998       1997
------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
Net Income .....................................   $ 2,687   $ 4,654    $ 6,955    $ 9,648
                                                   -------   -------    -------    -------
Other comprehensive income, net of tax:
  Unrealized gain (loss) arising during period           6       470      (113)       (58)
  Less: reclassification adjustment for
        gains included in net income ...........      --        --           33       --
                                                   -------   -------    -------    -------
Other comprehensive income .....................         6       470       (146)       (58)
                                                   -------   -------    -------    -------
Comprehensive income ...........................   $ 2,693   $ 5,124    $ 6,809    $ 9,590
                                                   =======   =======    =======    =======

See condensed notes to consolidated financial statements.

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

The results of operations for the three-month period and six-month period ended June 30, 1998 may not be indicative of operating results for the year ending December 31, 1998.

Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the periods ended June 30, 1998 and 1997, all of which are of a normal and recurring nature, have been included.

B. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows (in thousands):

                                    FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                           ENDED                   ENDED
                                          JUNE 30,               JUNE 30,
                                    ---------------------  ---------------------
                                     1998          1997        1998        1997
                                    ---------------------  ----------------------
                                         (UNAUDITED)              (UNAUDITED)
Balance at beginning of period ...   $ 13,166    $ 12,105    $ 11,999    $ 11,578
Provision charged to operations ..      3,995       1,231       5,495       2,131
                                     --------    --------    --------    --------
                                       17,161      13,336      17,494      13,709
                                     --------    --------    --------    --------

Loans charged-off ................     (6,213)       (670)     (6,893)     (1,666)
Less recoveries ..................        414         218         761         841
                                     --------    --------    --------    --------
     Net charge-offs .............     (5,799)       (452)     (6,132)       (825)
                                     --------    --------    --------    --------
Balance at end of period .........   $ 11,362    $ 12,884    $ 11,362    $ 12,884
                                     ========    ========    ========    ========
Loans not accruing interest at end
     of period ...................   $  7,054    $  9,183    $  7,054    $  9,183
                                     ========    ========    ========    ========

C. EARNINGS PER COMMON SHARE

                                               FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                               --------------------------  ------------------------
                                                   1998        1997           1998          1997
-------------------------------------------------------------------------  ------------------------
                                                                    (UNAUDITED)
Basic Shares:
Weighted average common shares outstanding .    21,326,399   18,872,904    21,006,158   18,872,904
Earnings per common share ..................    $     0.13   $     0.25    $     0.33   $     0.51

Diluted Shares:
Weighted average common shares outstanding .    21,326,399   18,872,904    21,006,128   18,872,904
Weighted average common shares assumed
     outstanding to reflect dilutive effect
     of common stock options................        59,190          N/A        47,318          N/A
Total dilutive average common
     shares outstanding ....................    21,385,589   18,872,904    21,053,446   18,872,904
Diluted earnings per share .................    $     0.13   $     0.25    $     0.33   $     0.51

D. TAX EFFECT OF OTHER COMPREHENSIVE INCOME

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30, 1998                         JUNE 30, 1998
                                                  ----------------------------------      -----------------------------------
                                                                  TAX                                    TAX
                                                    BEFORE-TAX (EXPENSE) NET-OF-TAX         BEFORE-TAX (EXPENSE) NET-OF-TAX
                                                  AMOUNT       BENEFIT        AMOUNT      AMOUNT        BENEFIT       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                                  (UNAUDITED)
Unrealized loss on securities:
  Unrealized holding gains (losses) arising
    during the period .....................        $  10        $  (4)        $   6        $(184)        $  71         $(113)
  Less: reclassification adjustment for
        gains included in net income ......         --           --            --             53           (20)           33
                                                   -----        -----         -----        -----         -----         -----
Comprehensive income ......................        $  10        $  (4)        $   6        $(237)        $  91         $(146)
                                                   =====        =====         =====        =====         =====         =====

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30, 1997                            JUNE 30, 1997
                                                  ----------------------------------       ---------------------------------
                                                                 TAX                                     TAX
                                                    BEFORE-TAX (EXPENSE) NET-OF-TAX         BEFORE-TAX (EXPENSE) NET-OF-TAX
                                                   AMOUNT      BENEFIT        AMOUNT       AMOUNT       BENEFIT      AMOUNT
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                   (UNAUDITED)
Unrealized loss on securities:
  Unrealized holding gains (losses) arising
    during the period .....................        $ 765        $(295)        $ 470        $ (94)        $  36        $ (58)
                                                   -----        -----         -----        -----         -----        -----
Comprehensive income ......................        $ 765        $(295)        $ 470        $ (94)        $  36        $ (58)
                                                   =====        =====         =====        =====         =====        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS

PART I
ITEM 2.

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

Republic Banking Corporation of Florida ("Republic") reported second quarter 1998 net income of $2.7 million or $0.13 per average basic and diluted share, compared to $4.7 million or $0.25 per average basic and diluted share in the second quarter of 1997.

Second quarter 1998 results represent a return on average assets of 0.71% compared to 1.22% for the second quarter of 1997 . Return on average shareholders' equity was 6.53% for the second quarter of 1998 compared to 15.32% for the second quarter of 1997.

The decline in net income, as compared to the second quarter of 1997, is primarily a result of a higher provision for loan losses and a reduction in net interest income.

Second quarter 1998 net income was also below first quarter of 1998 net income of $4.3 million or $0.21 per average basic and diluted share.

Net income for the six month period ended on June 30, 1998 was $7.0 million or $0.33 per average basic and diluted share, compared to $9.6 million or $0.51 per average basic and diluted share for the comparable period in 1997.

Results for the six month period in 1998 represent a return on average assets of 0.92% compared to 1.27% for the comparable period in 1997. Return on average shareholders' equity was 8.68% for the first six months of 1998 compared to 16.12% for the first six months of 1997.

SELECTED QUARTERLY DATA

                                                                  AS OF AND FOR THE                  AS OF AND FOR THE
                                                                 THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                       JUNE 30,                           MARCH 31,
                                                            ----------------------------        -----------------------------
                                                                1998             1997              1998              1997
----------------------------------------------------------------------------------------        -----------------------------
                                                                     (UNAUDITED)                         (UNAUDITED)
                                                            -----------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income ....................................        $   28,004        $   28,748        $   27,734        $   28,138
Interest expense ...................................            12,595            12,728            12,581            12,372
                                                            ----------        ----------        ----------        ----------
Net interest income ................................            15,409            16,020            15,153            15,766
Provision for loan losses ..........................             3,995             1,231             1,500               900
                                                            ----------        ----------        ----------        ----------
Net interest income after provision for loan losses             11,414            14,789            13,653            14,866
Non-interest income ................................             5,947             6,054             5,704             6,081
Non-interest expenses ..............................            13,381            13,588            13,115            12,669
                                                            ----------        ----------        ----------        ----------
Net income before taxes ............................             3,980             7,255             6,242             8,278
Provision for income tax expense ...................             1,267             2,254             1,932             2,909
Minority interest ..................................                26               347                41               375
                                                            ----------        ----------        ----------        ----------
Net income .........................................        $    2,687        $    4,654        $    4,269        $    4,994
                                                            ==========        ==========        ==========        ==========

PER SHARE DATA:
Net income (quarter) ...............................        $     0.13        $     0.25        $     0.21        $     0.26
Book value .........................................              7.80              6.60              7.74              6.32
Tangible book value ................................              7.23              6.13              7.16              5.85
Cash dividends .....................................              0.07              --                0.07              0.52
Weighted average common and common equivalent
     shares outstanding (in thousands) .............            21,326            18,873            20,682            18,873

BALANCE SHEET DATA:
Total assets .......................................        $1,524,295        $1,554,063        $1,543,577        $1,535,935
Securities .........................................           399,889           351,414           386,471           302,095
Total Loans ........................................           923,650           968,040           938,657           996,477
Allowance for loan losses ..........................            11,362            12,884            13,166            12,105
Total deposits .....................................         1,282,252         1,344,868         1,303,190         1,332,532
Total shareholders' equity .........................           166,344           124,469           165,145           119,345

AVERAGE BALANCE SHEET DATA:
Total assets .......................................        $1,516,761        $1,535,251        $1,516,697        $1,531,868
Securities .........................................           387,286           307,637           379,668           308,578
Total Loans ........................................           935,655         1,003,422           930,644           980,181
Allowance for loan losses ..........................            13,355            12,557            12,348            11,737
Total deposits .....................................         1,278,899         1,328,275         1,298,918         1,328,359
Total shareholders' equity .........................           165,148           121,830           154,699           119,574

PERFORMANCE RATIOS:
Return on average assets ...........................              0.71%             1.22%             1.14%             1.32%
Return on average equity ...........................              6.53             15.32             11.19             16.94
Net interest margin ................................              4.48              4.58              4.47              4.56
Efficiency ratio ...................................             62.66             61.56             62.88             57.99

ASSET QUALITY RATIOS:
Non-performing assets to total loans
     and other real estate .........................              1.01%             0.94%             1.43%             1.57%
Net loan charge-offs to average loans ..............              2.49              0.18              0.15              0.16
Allowance for loan losses to total loans ...........              1.23              1.33              1.40              1.21
Allowance for loan losses to non-performing loans ..            156.93            192.73            115.17             89.74

CAPITAL RATIOS:
Leverage ratio (Tier 1 capital-to-total assets) ....             10.25%             7.53%            10.23%             7.85%
Average shareholders' equity to average total assets             10.89              7.94             10.20              7.81
Tier 1 risk-based capital ratio ....................             17.01             12.80             16.93             13.41
Total risk-based capital ratio .....................             18.25             14.05             18.18             14.66

NET INTEREST INCOME

Net interest income declined by 3.8% from the second quarter of 1997 reflecting a decline in interest earning asset volume and in net interest spread. Average loan volume declined 6.8% and average interest earning assets declined by 1.5%.

The decline in loan volume was offset by increased investment volume and a decrease in interest bearing liabilities of 3.8%.

Net interest margin decreased from 4.58% in the second quarter of 1997 to 4.48% in the second quarter of 1998, and net interest spread decreased from 3.68% to 3.46%.

Net interest spreads were affected by a decline in the yield on earning assets of 9 basis points resulting from the change in earning asset mix. Spreads were also affected by an increase in the rate on interest bearing liabilities which increased 13 basis points. This resulted from higher costs on a premium money market product and growth in longer term public fund deposits.

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

                                                                           THREE MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------------------------------
                                                                 1998                                       1997
                                             ------------------------------------------  ------------------------------------------
                                                AVERAGE                                   AVERAGE
                                              OUTSTANDING      INTEREST        AVERAGE   OUTSTANDING      INTEREST         AVERAGE
                                               BALANCE       EARNED/PAID     YIELD/RATE    BALANCE       EARNED/PAID     YIELD/RATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Interest earning assets:
Total loans..............................    $   935,655      $ 21,150          9.07%   $ 1,003,422       $  22,631         9.05%
Taxable securities.......................        359,185         5,630          6.29        272,557           4,368         6.43
Tax-exempt securities....................         28,101           366          5.22         35,080             496         5.67
Federal funds sold and other
     temporary investments...............         57,374           858          6.00         90,629           1,253         5.55
                                             -----------      --------          ----    -----------       ---------         ----
Total interest earning assets............      1,380,315        28,004          8.14      1,401,688          28,748         8.23
                                                              --------          ----                      ---------         ----
Less allowance for loan losses...........         13,355                                     12,557
                                             -----------                                -----------
Total interest earning assets, net of
     allowance...........................      1,366,960                                  1,389,131
Non-earning assets.......................        149,801                                    146,120
                                             -----------                                -----------
Total assets.............................    $ 1,516,761                                $ 1,535,251
                                             ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits.........    $    56,974      $    199          1.40%   $    64,222        $   235          1.47%
Savings and money market accounts........        255,055         2,098          3.30        256,345          1,801          2.82
State, county and municipal
     certificates of deposit.............         62,381           886          5.70         29,026            396          5.47
Certificates of deposit..................        643,884         8,656          5.39        708,392          9,500          5.38
Federal funds purchased and securities
     sold under repurchase agreements....         52,729           646          4.91         54,444            671          4.94
Other borrowings.........................          8,027           110          5.50          8,892            125          5.64
                                             -----------      --------          ----    -----------       ---------         ----
Total interest bearing liabilities.......      1,079,050        12,595          4.68      1,121,321         12,728          4.55
                                                              --------          ----                      ---------         ----
Non-interest bearing demand deposits.....        260,605                                    270,290
Other liabilities........................         10,589                                     12,753
                                             -----------                                -----------
Total liabilities........................      1,350,244                                  1,404,364
Minority interest........................          1,369                                      9,057
Shareholders' equity.....................        165,148                                    121,830
                                             -----------                                -----------
Total liabilities and shareholders'
     equity..............................    $ 1,516,761                                $ 1,535,251
                                             ===========                                ===========
Net interest income......................                     $ 15,409                                    $ 16,020
                                                              ========                                    ========
Net interest spread......................                                       3.46%                                       3.68%
                                                                                ====                                        ====
Net interest margin......................                                       4.48%                                       4.58%
                                                                                ====                                        ====

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                                      THREE MONTHS ENDED
                                                                    JUNE 30, 1998 V. 1997
                                                            ---------------------------------------
                                                             INCREASE (DECREASE)
                                                                    DUE TO
                                                           ------------------------
                                                             VOLUME          RATE           TOTAL
---------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
Total loans .......................................        $(1,529)        $    48         $(1,481)
Securities ........................................          1,259            (127)          1,132
Federal funds sold and other temporary investments            (460)             65            (395)
                                                           -------         -------         -------
Total increase (decrease) in interest income ......           (730)            (14)           (744)
                                                           -------         -------         -------
Interest bearing liabilities:
Interest bearing demand deposits ..................            (27)             (9)            (36)
Savings and money market accounts .................             (9)            306             297
State, county and municipal certificates of deposit            455              35             490
Certificates of deposit and other time deposits ...           (865)             21            (844)
Federal funds purchased and securities sold under
     repurchase agreements ........................            (21)             (4)            (25)
Other borrowings ..................................            (12)             (3)            (15)
                                                           -------         -------         -------
Total increase (decrease) in interest expense .....           (479)            346            (133)
                                                           -------         -------         -------
Increase (decrease) in net interest income ........        $  (251)        $  (360)        $  (611)
                                                           =======         =======         =======

Net interest income for the second quarter of 1998 increased by 1.7% as compared to the first quarter of 1998. This increase was primarily a result of one more interest bearing day in the second quarter. Net interest margin remained level in the second quarter at 4.48% as compared to 4.47% for the first quarter of 1998.

PROVISION FOR LOAN LOSSES

In determining the adequacy of the allowance for loan losses, Republic considers portfolio quality, composition, loss experience, growth, economic conditions and other risk factors related to the loan portfolio. The provision for loan losses for the second quarter of 1998 increased to $4.0 million from $1.2 million in the second quarter of 1997, a 225% increase. At June 30, 1998 the allowance for loan losses, at $11.4 million, represented 1.2% of total loans and 156.9% of non-performing loans.

Net charge-offs for the 1998 second quarter were $5.8 million, or 0.62% of average loans, as compared to $0.5 million, or 0.05% of average loans, in the second quarter of 1997. Net interest income for the six month period ended June 30, 1998 declined by 3.9% from the comparable period in 1997. Net interest margin for the six months in 1998 was 4.48% as compared to 4.57% for the first six months of 1997. The decline in net interest income reflects a decline in earning assets of 1.7% and a narrowing of the net interest margin.

A partial loss on one large commercial loan, which was placed in non-performing status at the end of the first quarter, affected the provision for loan losses for the second quarter. The partial charge-off on this loan was $5.1 million.

The provision for the second quarter of 1998 was also higher than the provision for the first quarter of 1998 of $1.5 million.

The provision for the six month period of $5.5 million represents a 162% increase from the $2.1 million provision for the first six month of 1997.

NON-INTEREST INCOME

Non-interest income, excluding securities transactions, declined by 1.8% from the second quarter of 1997. The decline in non-interest income reflects competitive pricing pressures beginning in the second quarter of 1997 which continued into the first quarter of 1998.

Non interest income for the second quarter of $5.9 million was 4% above the $5.7 million in non interest income for the first quarter of 1998. Non interest income for the six month period of $11.7 million is 4% below the $12.1 million reported for the first six months of 1997.

The following table represents, for the periods indicated, the major categories of non-interest income.

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           ----------------------        ----------------------
                                             1998           1997           1998           1997
-----------------------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Service charges on deposit accounts        $ 3,004        $ 2,974        $ 5,988        $ 6,112
Merchant credit card discounts ....          2,019          2,094          3,809          4,155
Letter of credit fees .............            258            270            470            516
Gains on sale of securities .......           --             --               53           --
Other non-interest income .........            666            716          1,333          1,352
                                           -------        -------        -------        -------
      Total non-interest income....        $ 5,947        $ 6,054        $11,653        $12,135
                                           =======        =======        =======        =======

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 1998 decreased by 1.5% from the second quarter of 1997. Personnel costs declined by 2.4% in the same period. Occupancy and furniture and equipment costs increased 5.5% for the same period. This reflects the impact of the move into Republic's corporate offices during the second quarter of 1997, an increase in related property tax costs in 1998, and an increase in furniture and equipment expenses associated with the corporate move and computer operations. Other non-interest expenses declined by 4.0%.

Non-interest expense for the second quarter of 1998 increased by 1% from the first quarter of 1998.

Non interest expense for the six month period ended June 30, 1998 increased by 0.9% from the comparable period in 1997 primarily from the corporate move and computer operations as noted above.

The following table represents, for the periods indicated, the major categories of non-interest expenses.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                ------------------------         ------------------------
                                                   1998           1997             1998           1997
---------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Employee compensation and benefits .....        $  6,538        $  6,696         $ 13,127        $ 13,382
                                                --------        --------         --------        --------
Non-staff expenses:
Occupancy ..............................           1,626           1,561            3,291           2,889
Furniture and equipment ................             770             710            1,524           1,268
Merchant credit card interchange fees ..           1,464           1,441            2,674           2,892
Professional fees ......................             170             137              328             215
FDIC assessment ........................              67              65              133             128
Advertising ............................             296             538              392             698
Amortization of intangibles ............             284             237              568             473
Printing and supplies ..................             233             206              488             472
Other real estate owned ................              58              13              105             208
Fraud losses (recoveries), net .........              88              67              117             181
Capitalized construction interest credit            --               (76)            --              (390)
Other ..................................           1,787           1,993            3,752           3,842
                                                --------        --------         --------        --------
Total non-staff expenses ...............           6,843           6,892           13,372          12,876
                                                --------        --------         --------        --------
Total non-interest expense .............          13,381          13,588           26,499          26,258
                                                ========        ========         ========        ========

ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

End of period gross loans at June 30, 1998 declined by $5.8 million, or 0.6%, from December 31, 1997. Loan portfolio composition shifted during this six month period with major declines in commercial loans, down $39.0 million or 13.7%, consumer loans, down $11.5 million or 19.9% and major increases in commercial real estate and construction loans, up $39.9 million or 12.8% and residential first mortgage loans, up $12.6 million or 8.1%.

End of period gross loans at June 30, 1998 declined by $15.0 million, or 1.6%, from March 31, 1998. Commercial real estate and construction loans increased by 7.8% and residential first mortgage loans increased by 4.9% during the quarter. Growth in the real estate lending segments was offset primarily by a decline of 12.0% in commercial loans, 8.1% in international loans, and 10.2% in consumer and equity loans.

Growth in real estate lending reflects an increased emphasis in this type of lending by Republic. The decline in consumer loans reflects the discontinuation of indirect auto lending activities in 1997. The decline in commercial loans reflects a reduction in some of the larger individual commercial lending relationships in excess of $ 10 million.

The following table reflects the major classification of loans for the periods indicated.

                                                  JUNE 30,             MARCH 31,           DECEMBER 31,
                                                 ---------             ---------           ------------
                                                    1998                  1998                 1997
------------------------------------------------------------------------------------------------------
Commercial ..........................            $ 246,715             $ 280,298             $ 285,733
Commercial real estate
     and construction ...............              350,188               324,862               310,336
International .......................               89,763                97,664                92,734
Residential first mortgages .........              167,507               159,610               154,864
Residential equity lines ............               14,702                15,867                16,487
Consumer ............................               46,506                52,262                58,024
Overdrafts ..........................                4,712                 2,514                 5,352
Bankers' acceptances ................                5,992                 8,026                 8,395
                                                 ---------             ---------             ---------
                                                   926,085               941,103               931,925
Unearned income .....................               (2,435)               (2,446)               (2,515)
                                                 ---------             ---------             ---------
                                                   923,650               938,657               929,410
Allowance for loan losses
     and transfer risk ..............              (11,362)              (13,166)              (11,999)
                                                 ---------             ---------             ---------
Loans, net ..........................            $ 912,288             $ 925,491             $ 917,411
                                                 =========             =========             =========

NON-PERFORMING ASSETS

The following table presents information regarding non-performing assets at the dates indicated.

                                                          JUNE 30,           MARCH 31,        DECEMBER 31,
                                                          --------           ---------        ------------
                                                            1998               1998               1997
----------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans ............................            $7,054             $10,959             $5,863
Restructured loans ...........................                53                  56                371
Accruing loans 90 days
   or more past due ..........................               133                 417                451
Other real estate ............................             2,089               2,050              2,047
                                                          ------             -------             ------
   Total non-performing assets ...............            $9,329             $13,482             $8,732
                                                          ======             =======             ======
Non-performing assets to total loans
   and other real estate .....................              1.01%               1.43%              0.94%

The decline in non-performing assets from March 31, 1998 to June 30, 1998 is primarily the result of loan charge-offs in the second quarter.

ALLOWANCE FOR LOAN LOSSES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                            ---------------------------       -------------------------
                                                               1998            1997             1998            1997
-----------------------------------------------------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------
Average loans outstanding ............................      $ 935,655       $ 1,003,422       $ 907,454       $ 967,567
                                                            =========       ===========       =========       =========
Total loans outstanding at end of period .............        923,650           968,040         923,650         968,040
                                                            =========       ===========       =========       =========
Allowance for loan losses at beginning of period .....      $  13,166       $    12,105       $  11,999       $  11,578
Provision for loan losses ............................          3,995             1,231           5,495           2,131
Charge-offs:
     Commercial and industrial .......................         (5,932)             (175)         (6,230)           (437)
     Real estate .....................................            (25)             --               (54)           (120)
     Consumer ........................................           (256)             (495)           (609)         (1,109)
     Foreign .........................................           --                --              --              --
Recoveries:
     Commercial and industrial .......................            206                53             380             408
     Real estate .....................................             25                11              31              13
     Consumer ........................................            183               154             350             420
     Foreign .........................................           --                --              --              --
                                                            ---------       -----------       ---------       ---------
Net loan charge-offs .................................         (5,799)             (452)         (6,132)           (825)
                                                            ---------       -----------       ---------       ---------
Allowance for loan losses at end of period ...........      $  11,362       $    12,884       $  11,362       $  12,884
                                                            =========       ===========       =========       =========
Ratio of allowance to end of period loans ............           1.23%             1.33%           1.23%           1.33%
Ratio of net loan charge-offs to
     average loans (quarter/semi) ....................           0.62              0.05            0.68            0.09
Ratio of allowance to end of period
     non-performing loans ............................         156.93            129.34          156.93          129.34

Net charge-offs for the second quarter of 1998 of $5.8 million reflect a $5.1 million partial charge-off on a single large commercial loan. This loan was placed on non-performing status in March 1998 with a specific allocation of $4.4 million. While a significant portion of the loss exposure was provided for in the first quarter provision, the actual charge-off in the second quarter as well as other smaller losses affected the overall allowance evaluation process and resulted in a provision of $4.0 million for the second quarter.

Net charge-offs for the six month period ended June 30, 1998 were $6.1 million as compared to $0.8 million for the comparable period in 1997. 1998 charge-off experience is heavily impacted by the $5.1 million charge-off cited above.

Management considers the loss experience in the second quarter to not be indicative of overall portfolio quality at June 30, 1998 and it believes the allowance of $11.4 million to be adequate for estimated probable losses in the loan portfolio.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Average investment securities and other temporary investments represent $444.7 million, or 29.3%, of average assets for the second quarter of 1998. The investment securities portfolio grew by $13.4 million from March 31, 1998 to June 30, 1998 and by $26.9 million from December 31, 1997 to June 30, 1998. Investment activity during the first six months of 1998 was centered on purchasing U.S. government agency securities. As of June 30, 1998, U.S. government agency securities comprised 69% of investment securities and U.S. Treasury obligations comprised 23% of investment securities. The balance of investment securities is composed of investment grade securities, primarily bank qualified municipal obligations.

DERIVATIVES

At June 30, 1998, there were no off-balance sheet derivative contracts outstanding. Republic does engage in a nominal amount of foreign exchange contracts primarily as an accommodation to commercial customer needs. The investment portfolio contains securities with callable options.

DEPOSITS AND OTHER FUNDING SOURCES

End of period deposits at June 30, 1998 decreased by $20.9 million, or 1.6%, from March 31, 1998. End of period borrowings at June 30, 1998 increased by $2.5 million, or 4.0%, from March 31, 1998.

End of period deposits at June 30, 1998 decreased by $20.0 million, or 1.5% from December 31, 1997, End of period borrowings at June 30, 1998 increased by $9.3 million or 16.6% from December 31, 1997.

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

The following table provides a comparison of Republic's leverage and risk-based capital ratios as of June 30, 1998 to the minimum and well capitalized regulatory standards.

                                                                                          ACTUAL RATIO
                                                  MINIMUM REQUIRED   WELL-CAPITALIZED   AT JUNE 30, 1998
---------------------------------------------------------------------------------------------------------
Leverage ratio.................................       3.00%(1)              N/A%              10.25%
Tier 1 risk-based capital ratio................       4.00                 6.00               17.01
Risk-based capital ratio.......................       8.00                10.00               18.25

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

Based on the June 30, 1998 simulation analysis, Republic estimates that a 200 basis point rise or decline in interest rates over the next twelve month period would have an impact of less than 3% on its net interest income for the same period.

The following table sets forth an interest rate sensitivity analysis. The table presents projected cash flows and related weighted average rates by expected repayment dates at June 30, 1998 and GAP analysis information.

                                                                 VOLUMES SUBJECT TO REPRICING WITHIN
                                       ---------------------------------------------------------------------------------------------
                                                                                                   OVER                   ESTIMATED
                                        1 YEAR     1-2 YEARS   2-3 YEARS   3-4 YEARS   4-5 YEARS  5 YEARS      TOTAL     FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Federal funds sold and other
       temporary investments ......    $ 58,732                                                                58,732    $   58,732
       Average interest yield......        6.01%                                                                 6.01%
   Taxable securities..............     185,114     165,726     18,466        200        100       3,098      372,704       373,066
        Average interest yield.....        6.35%       6.24%      6.06%      7.10%      6.75%       6.66%       6.29%
   Tax-exempt securities...........       6,855         336      2,313      2,344      4,800      10,537       27,185        28,053
        Average interest yield.....        4.82%       5.34%      5.24%      5.26%      5.31%       5.31%        5.17%
   Total loans.....................     490,812      51,429     62,153     70,459     91,328     157,469      923,650       928,884
        Average interest yield.....        8.94%       8.91%      8.81%      8.91%      8.72%       8.18%        8.78%
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
   Total interest earning assets...     741,513     217,491     82,932     73,003     96,228     171,104    1,382,271     1,388,735
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
INTEREST BEARING LIABILITIES:
   Demand, money market and
        savings deposits...........     310,079           -          -          -          -           -      310,079       310,079
        Average interest rate......        2.97%          -          -          -          -           -         2.97%
   Certificates of deposit and
        other time deposits........     624,490      82,576        545        524      1,482           8      709,625       712,177
        Average interest rate......        5.50%       5.77%      5.38%      6.14%      5.83%       5.27%        5.53%
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
   Total interest bearing deposits.     934,569      82,576        545        524      1,482           8    1,019,704     1,022,256
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
   Securities sold under
        repurchase agreements......      46,796           -          -          -          -           -       46,796        46,796
        Average interest rate......        4.69%          -          -          -          -           -         4.69%
   Other borrowings................      18,678           -          -          -          -           -       18,678        18,678
        Average interest rate......        5.74%          -          -          -          -           -         5.74%
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
   Total interest bearing
        liabilities................   1,000,043      82,576        545        524      1,482           8    1,085,178     1,087,730
                                       --------     -------     ------     ------     ------     -------    ---------    ----------
Period GAP.........................    (258,530)    134,915     82,387     72,479     94,746     171,096      297,093
Cumulative GAP.....................    (258,530)   (123,615)   (41,228)    31,251    125,997     297,093
Period GAP to total assets.........      (16.96)%      8.85%      5.40%      4.75%      6.22%      11.22%
Cumulative GAP to total assets.....      (16.96)%     (8.11)%    (2.70)%     2.05%      8.27%      19.49%
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities...................       74.15%      88.58%     96.19%    102.88%    111.61%     127.38%

TAXES

Republic's income tax expense in interim reporting periods is determined by estimating the effective federal and state tax rates and applying them to its taxable income. The effective tax rate is principally affected by tax exempt income.

Republic's effective tax rate for the second quarter of 1998 was 32%, and for 1997 it was 31%. The effective tax rate for the six months ended June 30, 1998 and June 30, 1997 was 31% and 33%, respectively.

PART I
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OTHER INFORMATION

PART II
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Expenses incurred by Republic in connection with the sale of the shares of Common Stock included the following:

SEC registration fee ...........................................        $ 10,856
NASD filing fee ................................................           4,180
Nasdaq National Market listing fee .............................          95,000
Legal fees and expenses ........................................         357,150
Accounting fees and expenses ...................................         260,400
Printing and engraving expenses ................................         156,499
Transfer agent and registrar fees ..............................           3,500
Miscellaneous fees and expenses ................................          12,479
                                                                        --------
Total ..........................................................        $900,064
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

OTHER INFORMATION

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held May 20, 1998. Three directors were elected to three year terms. Directors John H. Blake, William Isaias and Fernando Tamayo. The following six directors were not up for reelection and continued to serve on the Board of Directors: Bernardo M. Argudin, Jose P. Bared, Oscar Bustillo, Jr., Estefano Isaias, Roberto Isaias and Milton H. Lehr.

There were 126,496 shares present in person and 15,688,329 shares present by proxy. Of the 21,326,299 shares outstanding, 74% of total shares were present.

The following table presents proposals voted upon between March 31, 1998 and June 30, 1998.

                                                              NUMBER OF VOTES
-------------------------------------------------------------------------------------------
                                                   FOR             AGAINST        ABSTAINED
(1)  Election of Directors:
           John H Blake ...................     15,788,885          5,940             --
           William Isaias..................     15,790,930          3,895             --
           Fernando Tamayo.................     15,790,930          3,895             --

(2)  Stock Option Plan.....................     15,713,801         29,280          51,744

(3)  Appointment of Independent Public
          Auditors of the Corporation......     15,759,390          7,085          28,350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REPUBLIC BANKING CORPORATION OF FLORIDA

Dated: August 10, 1998        By: /s/ BERNARDO M. ARGUDIN
                              --------------------------------------------------
                                      Vice President and Chief Financial Officer
                                      and Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

27.1                Financial Data Schedule