Form 10-Q
period 1998-09-30
REPUBLIC BANKING CORP OF FLORIDA
filed 1998-11-16
CIK 702592

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________
                         COMMISSION FILE NUMBER: 0-23643

                     REPUBLIC BANKING CORPORATION OF FLORIDA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                     59-1318959
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

         2800 PONCE DE LEON BLVD., CORAL GABLES, FLORIDA      33134
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

         The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 21,271,399

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

Item 1. Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk




PART II - OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds


                                      Republic Banking Corporation of Florida  2

PART I

ITEM 1.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                 --------------------------------
                                                                       1998             1997
-------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
                                                                 -------------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    ASSETS

Cash and federal funds sold:
Non-interest earning .......................................        $   40,757        $   49,362
Federal funds sold .........................................            35,013            76,038
------------------------------------------------------------------------------------------------
                                                                        75,770           125,400

Interest earning deposits in other banks ...................             4,731               873
Held-to-maturity securities (market value of $ 250,141 at
   September 30, 1998,  and $214,555
   at December 31, 1997) ...................................           246,384           213,060
Available-for-sale securities ..............................           129,042           159,928
Loans receivable, net ......................................           990,257           917,411
Premises and equipment, net ................................            55,816            58,737
Bank premises held for sale, net ...........................             2,200                --
Customers' acceptance liability ............................             3,113             3,313
Accrued interest receivable ................................            12,943            12,941
Other real estate owned ....................................             2,032             2,047
Deferred taxes .............................................             3,701             3,852
Other assets ...............................................             4,873             4,829
Goodwill and other intangibles .............................            11,796            12,615
------------------------------------------------------------------------------------------------
Total assets ...............................................        $1,542,658        $1,515,006
================================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing .......................................        $  250,456        $  261,675
Interest bearing:
NOW and money market .......................................           181,366           177,539
Savings ....................................................           125,894           127,597
Time .......................................................           739,099           735,406
------------------------------------------------------------------------------------------------
                                                                     1,296,815         1,302,217

Securities sold under repurchase agreements ................            56,956            45,594
Other short-term borrowings ................................             7,772            10,573
Acceptances outstanding ....................................             3,113             3,313
Accrued interest payable ...................................             3,983             2,763
Income taxes payable .......................................               390               383
Other liabilities ..........................................             2,945             2,684
------------------------------------------------------------------------------------------------
Total liabilities ..........................................         1,371,974         1,367,527
------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary ...............             1,380             1,348
------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock-authorized 50,000,000 shares of
   $0.01 par value: 21,271,399 shares issued and outstanding
   at Sept. 30, 1998, and 20,093,129
   at Dec. 31, 1997 ........................................               213               201
Capital surplus ............................................           114,897            99,240
Retained earnings ..........................................            53,297            46,311
Accumulated other comprehensive income .....................               897               379
------------------------------------------------------------------------------------------------
Total stockholders' equity .................................           169,304           146,131
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity .................        $1,542,658        $1,515,006
================================================================================================


See condensed notes to consolidated financial statements.

3  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  ---------------------------
                                                             1998           1997          1998            1997
------------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)
                                                           -------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
Interest and fees on loans ........................        $21,897        $22,383        $64,031        $66,933
Investment securities:
Taxable interest ..................................          5,671          5,372         16,787         13,980
Tax exempt interest ...............................            309            454          1,044          1,480
Interest on deposits in other banks ...............             46             28            328            175
Interest on federal funds sold ....................            548            764          2,019          3,323
------------------------------------------------------------------------------------------------------------------
Total interest income .............................         28,471         29,001         84,209         85,891
------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposits ..........................................         12,272         12,168         36,081         35,793
Securities sold under repurchase agreements .......            648            665          1,775          1,828
Other borrowings ..................................            104            106            346            423
------------------------------------------------------------------------------------------------------------------
Total interest expense ............................         13,024         12,939         38,202         38,044
------------------------------------------------------------------------------------------------------------------
Net interest income ...............................         15,447         16,062         46,007         47,847
Provision for loan losses .........................            822          1,473          6,317          3,604
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         14,625         14,589         39,690         44,243
------------------------------------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit accounts ...............          3,064          2,935          9,052          9,037
Other charges, commissions and fees ...............          2,849          2,893          8,461          8,926
Gain (loss) on sale of securities .................             --             --             53             --
------------------------------------------------------------------------------------------------------------------
Total non-interest income .........................          5,913          5,828         17,566         17,963
------------------------------------------------------------------------------------------------------------------
Non-Interest expenses:
Salaries and wages ................................          5,576          5,361         15,809         15,870
Employee benefits .................................          1,390          1,400          4,284          4,274
Occupancy expense .................................          1,406          1,487          4,697          4,378
Furniture and equipment expense ...................            755            767          2,279          2,035
Other real estate owned expense ...................             37             41            143            267
Other .............................................          4,305          4,486         12,755         12,975
------------------------------------------------------------------------------------------------------------------
Total non-interest expense ........................         13,469         13,542         39,967         39,799
------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes ..........          7,069          6,875         17,289         22,407
Provision for income taxes ........................          2,604          2,082          5,802          7,243
------------------------------------------------------------------------------------------------------------------
Income before minority interest ...................          4,465          4,793         11,487         15,164
Minority interest .................................             42            334            108          1,058
------------------------------------------------------------------------------------------------------------------
Net income ........................................        $ 4,423        $ 4,459        $11,379        $14,106
------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share ..............        $  0.21        $  0.24        $  0.54        $  0.75
==================================================================================================================

See condensed notes to consolidated financial statements.

                                      Republic Banking Corporation of Florida  4

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       COMMON STOCK
                                                -------------------------                              ACCUMULATED
                                                  SHARES                                                  OTHER          TOTAL
                                                ISSUED AND      PAR         CAPITAL        RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                               OUTSTANDING     VALUE        SURPLUS        EARNINGS       INCOME         EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
                                                                                    (UNAUDITED)
Balance at December 31, 1997 .................     20,093    $     201     $  99,240      $  46,311    $     379       $ 146,131
Cash dividend ................................         --           --            --         (1,407)          --          (1,407)
Net income ...................................         --           --            --          4,269           --           4,269
Initial public offering, net of offering
     expenses ................................      1,233           12        16,292             --           --          16,304
Net change in unrealized gain on
     available-for-sale securities, net of tax         --           --            --             --         (152)           (152)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998 ....................     21,326    $     213     $ 115,532      $  49,173    $     227       $ 165,145
Change in par value ..........................         --           --            --             --           --              --
Cash dividend ................................         --           --            --         (1,493)          --          (1,493)
Net income ...................................         --           --            --          2,687           --           2,687
Net change in unrealized gain on
     available-for-sale securities, net of tax         --           --            --             --            6               6
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998 .....................     21,326    $     213     $ 115,532      $  50,367    $     233       $ 166,345
Stock repurchase .............................        (55)          --          (635)            --           --            (635)
Change in par value ..........................         --           --            --             --           --              --
Cash dividend ................................         --           --            --         (1,493)          --          (1,493)
Net income ...................................         --           --            --          4,423           --           4,423
Net change in unrealized gain on
     available-for-sale securities, net of tax         --           --            --             --          664             664
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 ................     21,271    $     213     $ 114,897      $  53,297    $     897       $ 169,304
================================================================================================================================

See condensed notes to consolidated financial statements.

5  Republic Banking Corporation of Florida

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         1998           1997
---------------------------------------------------------------------------------------------------------------
                                                                                           (IN THOUSANDS)
                                                                                             (UNAUDITED)
Cash flows from operating activities:
Net income ......................................................................     $  11,379      $  14,106
---------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated subsidiary ....................................           108          1,058
Depreciation and amortization ...................................................         2,414          1,886
Investment (accretion) amortization, net ........................................            (1)          (589)
Amortization of goodwill and other intangibles ..................................           856            710
Provision for loan losses .......................................................         6,317          3,604
Gain on sale of securities ......................................................           (53)            --
Bank premises write down ........................................................           113             --
Deferred tax benefit ............................................................          (176)          (421)
Other ...........................................................................            (5)          (247)
Changes in assets and liabilities:
Decrease (increase) in unearned income ..........................................           561         (1,074)
Decrease (increase) in accrued interest receivable ..............................            (2)           627
Increase in other assets ........................................................           (44)        (1,009)
Increase (decrease) in income taxes payable .....................................             7         (1,015)
Increase (decrease) in accrued interest payable .................................         1,220            (22)
Increase (decrease) in other liabilities ........................................           230           (425)
---------------------------------------------------------------------------------------------------------------
Total adjustments ...............................................................        11,545          3,083
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities .......................................        22,924         17,189
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Net decrease (increase) in interest earning deposits in other banks .............        (3,858)         5,007
Proceeds from redemptions of held-to-maturity securities ........................       106,054         35,692
Purchases of held-to-maturity securities ........................................      (139,346)      (102,824)
Proceeds from sales or redemptions of available-for-sale securities .............       103,421         46,749
Purchases of available-for-sale securities ......................................       (71,662)       (32,523)
Net loan payments (originations) ................................................       (79,724)        18,639
Investment in premises and equipment ............................................        (1,810)       (11,313)
Other ...........................................................................           (19)           275
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ...........................................       (86,944)       (40,298)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net decrease in demand deposits, NOW, money market and savings accounts .........        (9,095)       (18,174)
Net increase (decrease) in time deposits ........................................         3,693         (3,417)
Net increase in securities sold under repurchase agreements .....................        11,362         21,980
Net increase (decrease) in other borrowings .....................................        (2,801)         2,306
Issuance of common stock ........................................................        16,304             --
Repurchase of common stock ......................................................          (635)            --
Dividend paid by subsidiary to minority interest ................................           (45)          (736)
Cash dividends paid .............................................................        (4,393)        (9,814)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities .............................        14,390         (7,855)
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents .......................................       (49,630)       (30,964)
Cash and cash equivalents at beginning of the period ............................       125,400        129,180
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period ..................................     $  75,770      $  98,216
===============================================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest ........................................................................     $  36,982      $  38,061
===============================================================================================================
Income taxes ....................................................................     $   5,828      $   8,750
===============================================================================================================
Supplemental schedule of noncash investing activities:
Transfers from loans to other real estate owned .................................     $      --      $      50
Transfers from premises held for use to premises held for sale ..................         2,200             --
Dividends payable by subsidiary to minority interest ............................            31             --
===============================================================================================================

See condensed notes to consolidated financial statements.

                                      Republic Banking Corporation of Florida  6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                               --------------------  -----------------------
                                                                1998        1997       1998          1997
------------------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
                                                                              (UNAUDITED)
Net Income ..............................................     $ 4,423     $ 4,459     $11,379     $14,106
------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on available for sale securities         664         223         551         165
  Less: reclassification adjustment for
          gains included in net income ..................          --          --          33          --
------------------------------------------------------------------------------------------------------------
Other comprehensive income ..............................         664         223         518         165
------------------------------------------------------------------------------------------------------------
Comprehensive income ....................................     $ 5,087     $ 4,682     $11,897     $14,271
============================================================================================================

See condensed notes to consolidated financial statements.

7  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three-month period and nine-month period ended September 30, 1998 may not be indicative of operating results for the year ending December 31, 1998.

Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the periods ended September 30, 1998 and 1997, all of which are of a normal and recurring nature, have been included.


B.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows (in thousands):

                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                 ENDED                       ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       ------------------------    -----------------------
                                          1998          1997          1998          1997
------------------------------------------------------------------------------------------
                                             (UNAUDITED)                 (UNAUDITED)
Balance at beginning of period ...     $ 11,362      $ 12,884      $ 11,999      $ 11,578
Provision charged to operations ..          822         1,473         6,317         3,604
------------------------------------------------------------------------------------------
                                         12,184        14,357        18,316        15,182
------------------------------------------------------------------------------------------

Loans charged-off ................         (625)       (2,364)       (7,518)       (4,030)
Less recoveries ..................          712           216         1,473         1,057
------------------------------------------------------------------------------------------
     Net charge-offs .............           87        (2,148)       (6,045)       (2,973)
------------------------------------------------------------------------------------------
Balance at end of period .........     $ 12,271      $ 12,209      $ 12,271      $ 12,209
==========================================================================================
Loans not accruing interest at end
     of period ...................     $  8,137      $ 14,058      $  8,137      $ 14,058
==========================================================================================




                                      Republic Banking Corporation of Florida  8

--------------------------------------------------------------------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

C.  EARNINGS PER COMMON SHARE

--------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE

                                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------------  --------------------------
                                                               1998            1997           1998          1997
--------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
Basic Shares:
Weighted average common shares outstanding ............     21,310,910     18,872,904     21,108,858     18,872,904
Earnings per common share .............................     $     0.21     $     0.24     $     0.54     $     0.75

Diluted Shares:
Weighted average common shares outstanding ............     21,310,910     18,872,904     21,108,858     18,872,904
Weighted average common shares assumed outstanding
     to reflect dilutive effect of common stock options             --            N/A             --            N/A
Total dilutive average common shares outstanding ......     21,310,910     18,872,904     21,108,858     18,872,904
Diluted earnings per common share .....................     $     0.21     $     0.24     $     0.54     $     0.75


D.  TAX EFFECT OF OTHER COMPREHENSIVE INCOME

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1998                    SEPTEMBER 30, 1998
                                                          -------------------------------------  ----------------------------------
                                                                            TAX                                TAX
                                                          BEFORE-TAX     (EXPENSE)   NET-OF-TAX  BEFORE-TAX  (EXPENSE)  NET-OF-TAX
                                                            AMOUNT        BENEFIT      AMOUNT      AMOUNT     BENEFIT     AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                                                    (UNAUDITED)
Unrealized loss on securities:
  Unrealized holding gains (losses) arising
    during the period..................................    $1,081        $ (417)       $ 664       $ 897     $ (346)     $ 551
  Less: recalssification sdjustment for
    gains included in net income.......................        --            --           --          53        (20)        33
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income...................................    $1,081        $ (417)       $ 664       $ 844     $ (326)     $ 518
===================================================================================================================================

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1998                    SEPTEMBER 30, 1998
                                                          -------------------------------------  ----------------------------------
                                                                            TAX                                TAX
                                                          BEFORE-TAX     (EXPENSE)   NET-OF-TAX  BEFORE-TAX  (EXPENSE)  NET-OF-TAX
                                                            AMOUNT        BENEFIT      AMOUNT      AMOUNT     BENEFIT     AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                                                    (UNAUDITED)
Unrealized loss on securities:
  Unrealized holding gains (losses) arising
    during the period..................................   $  363         $ (140)      $ 223        $ 269     $ (104)     $ 165
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income...................................   $  363         $ (140)      $ 22


3        $ 269     $ (104)     $ 165
===================================================================================================================================

PART I

ITEM 2.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Republic Banking Corporation of Florida ("Republic") reported third quarter 1998 net income of $4.4 million or $0.21 per average basic and diluted share, compared to $4.5 million or $0.24 per average basic and diluted share in the third quarter of 1997.

Third quarter 1998 results represent a return on average assets of 1.15%, matching the return for the third quarter of 1997. Return on average shareholders' equity was 10.52% for the third quarter of 1998 compared to 13.99% for the third quarter of 1997. Net income per average basic and diluted share in the third quarter of 1998 was below the level for the comparable quarter in 1997 due to lower net interest income, driven by a reduced net interest margin, and due to an increase in the number of common shares outstanding in 1998.

Net income in the third quarter of 1998 increased from second quarter net income of $2.7 million or $0.13 per average basic and diluted share. Second quarter results were impacted by a high provision for loan losses due to a $5.1 million charge-off on a large commercial loan. Recoveries on prior loan losses during the third quarter of 1998 exceeded loan charge-offs for the quarter, resulting in a lower loan loss provision in that quarter. The provision for loan losses in the third quarter of 1998 was $0.8 million as compared to $1.5 million for the same quarter in 1997 and $4 million for the second quarter of 1998.

Net income for the nine month period ended on September 30, 1998 was $11.4 million or $0.54 per average basic and diluted share, compared to $14.1 million or $0.75 per average basic and diluted share for the comparable period in 1997.

Results for the nine month period in 1998 represent a return on average assets of 1.00% compared to 1.23% for the comparable period in 1997 . Return on average shareholders' equity was 9.32% for the first nine months of 1998 compared to 15.42% for the first nine months of 1997.




                                     Republic Banking Corporation of Florida  10

SELECTED  QUARTERLY DATA

                                                                 AS OF AND FOR THE               AS OF AND FOR THE
                                                                THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                     JUNE 30,
                                                         --------------------------------------------------------------
                                                              1998              1997           1998           1997
-----------------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)                      (UNAUDITED)
                                                         --------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income ....................................     $    28,471      $    29,001     $    28,004     $    28,748
Interest expense ...................................          13,024           12,939          12,595          12,728
                                                         --------------------------------------------------------------
Net interest income ................................          15,447           16,062          15,409          16,020
Provision for loan losses ..........................             822            1,473           3,995           1,231
                                                         --------------------------------------------------------------
Net interest income after provision for loan losses           14,625           14,589          11,414          14,789
Non-interest income ................................           5,913            5,828           5,947           6,054
Non-interest expenses ..............................          13,469           13,542          13,381          13,588
                                                         --------------------------------------------------------------
Net income before taxes ............................           7,069            6,875           3,980           7,255
Provision for income tax expense ...................           2,604            2,082           1,267           2,254
Minority interest ..................................              42              334              26             347
                                                         --------------------------------------------------------------
Net income .........................................     $     4,423      $     4,459     $     2,687     $     4,654
                                                         ==============================================================

PER SHARE DATA:
Net income (quarter) ...............................     $      0.21      $      0.24     $      0.13     $      0.25
Book value .........................................            7.96             6.84            7.80            6.60
Tangible book value ................................            7.40             6.39            7.23            6.13
Cash dividends .....................................            0.07               --            0.07              --
Weighted average common and common equivalent
     shares outstanding (in thousands) .............          21,311           18,873          21,326          18,873

BALANCE SHEET DATA:
Total assets .......................................     $ 1,542,658      $ 1,517,529     $ 1,524,295     $ 1,554,063
Securities .........................................         375,426          384,988         399,889         351,414
Total Loans ........................................       1,002,528          953,052         923,650         968,040
Allowance for loan losses ..........................          12,271           12,209          11,362          12,884
Total deposits .....................................       1,296,815        1,298,535       1,282,252       1,344,868
Total shareholders' equity .........................         169,304          129,150         166,344         124,469
AVERAGE BALANCE SHEET DATA:
Total assets .......................................     $ 1,530,588      $ 1,533,800     $ 1,516,761     $ 1,535,251
Securities .........................................         386,462          373,355         387,286         307,637
Total Loans ........................................         967,588          965,827         935,655       1,003,422
Allowance for loan losses ..........................          12,005           12,514          13,355          12,557
Total deposits .....................................       1,293,273        1,323,246       1,278,899       1,328,275
Total shareholders' equity .........................         166,832          126,421         165,148         121,830
PERFORMANCE RATIOS:
Return on average assets ...........................            1.15%            1.15%           0.71%           1.22%
Return on average equity ...........................           10.52            13.99            6.53           15.32
Net interest margin ................................            4.39             4.57            4.48            4.58
Efficiency ratio ...................................           63.06            61.86           62.66           61.56
ASSET QUALITY RATIOS:
Non-performing assets to total loans
     and other real estate .........................            1.06%            1.82%           1.01%           0.94%
Net loan charge-offs to average loans ..............           (0.01)            0.22            0.62            0.05
Allowance for loan losses to total loans ...........            1.22             1.28            1.23            1.33
Allowance for loan losses to non-performing loans ..          143.04            79.70          156.93          192.73
CAPITAL RATIOS:
Leverage ratio (Tier 1 capital-to-total assets) ....           10.35%            8.52%          10.25%           7.53%
Average shareholders' equity to average total assets           10.90             8.24           10.89            7.94
Tier 1 risk-based capital ratio ....................           16.92            14.14           17.01           12.80
Total risk-based capital ratio .....................           18.17            15.39           18.25           14.05

11 Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

NET INTEREST INCOME

Net interest income declined by 3.8% from the third quarter of 1997 reflecting principally a decline in net interest margin resulting primarily from a decline in loan portfolio yield and an increase in the cost of money market deposit accounts.

Net interest margin decreased from 4.57% in the third quarter of 1997 to 4.39% in the third quarter of 1998, and net interest spread decreased from 3.61% to 3.37%.

Net interest spreads were affected by a decline in the yield on earning assets of 15 basis points resulting primarily from lower loan portfolio yield. The lower loan yields were due to competitive pricing pressures and changes in loan portfolio composition. Spreads were also affected by an increase in the rate paid on interest bearing liabilities which increased 9 basis points. This resulted from higher costs on a premium money market product introduced in the last year and growth in longer term public fund deposits.

Average loan volume, earning asset volume and total assets for the third quarter of 1998 remained level from the comparable quarter in 1997. Average interest bearing liabilities declined in volume by 1.3% while average capital funds increased by 32.0%.

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

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------------
                                                                   1998                                    1997
                                              ------------------------------------------ -----------------------------------------
                                                 AVERAGE                                   AVERAGE
                                               OUTSTANDING       INTEREST     AVERAGE    OUTSTANDING     INTEREST      AVERAGE
                                                 BALANCE       EARNED/PAID   YIELD/RATE    BALANCE      EARNED/PAID   YIELD/RATE
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS:
Interest earning assets:
Total loans ..............................     $  967,588      $   21,897         8.98%  $  965,827     $   22,383        9.19%
Taxable securities .......................        362,543           5,671         6.21      340,568          5,372        6.26
Tax-exempt securities ....................         23,919             309         5.13       32,787            454        5.49
Federal funds sold and other
     temporary investments ...............         41,564             594         5.67       56,716            792        5.54
                                               ----------      ----------    ---------   ----------     ----------   ---------
Total interest earning assets ............      1,395,614          28,471         8.09    1,395,898         29,001        8.24
                                                               ----------    ---------                  ----------   ---------
Less allowance for loan losses ...........         12,005                                    12,514
                                               ----------                                ----------

Total interest earning assets, net of
     allowance ...........................      1,383,609                                 1,383,384
Non-earning assets .......................        146,979                                   150,416
                                               ----------                                ----------
Total assets .............................     $1,530,588                                $1,533,800
                                               ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits .........     $   54,925      $      204         1.47%  $   61,417     $      231        1.49%
Savings and money market accounts ........        258,896           2,123         3.25      245,082          1,705        2.76
State, county and municipal
     certificates of deposit .............         79,415           1,135         5.67       26,433            369        5.54
Certificates of deposit ..................        642,135           8,810         5.44      716,104          9,863        5.46
Federal funds purchased and securities
     sold under repurchase agreements ....         53,606             672         4.97       55,542            692        4.94
Other borrowings .........................          6,177              80         5.14        4,913             79        6.38
                                               ----------      ----------    ---------   ----------     ----------   ---------
Total interest bearing liabilities .......      1,095,154          13,024         4.72    1,109,491         12,939        4.63
                                                               ----------    ---------                  ----------   ---------

Non-interest bearing demand deposits .....        257,902                                   274,210
Other liabilities ........................          9,321                                    14,277
                                               ----------                                ----------
Total liabilities ........................      1,362,377                                 1,397,978
Minority interest ........................          1,379                                     9,401
Shareholders' equity .....................        166,832                                   126,421
                                               ----------                                ----------
Total liabilities and shareholders' equity     $1,530,588                                $1,533,800
                                               ==========                                ==========
Net interest income ......................                     $   15,447                               $   16,062
                                                               ==========                               ==========
Net interest spread ......................                                         3.37%                                  3.61%
                                                                             ==========                              =========
Net interest margin ......................                                         4.39%                                  4.57%
                                                                             ==========                              =========


                                     Republic Banking Corporation of Florida  12

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities. For purposes of this table, changes attributable to both rate and volume have been allocated to rate.

                                                                THREE MONTHS ENDED
                                                            SEPTEMBER 30, 1998 V. 1997
                                                        -----------------------------------
                                                          INCREASE (DECREASE)
                                                                DUE TO
                                                        ----------------------
                                                         VOLUME        RATE         TOTAL
-------------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Interest earning assets:
Total loans .......................................     $    41      $  (527)     $  (486)
Securities ........................................         205          (51)         154
Federal funds sold and other temporary investments         (212)          14         (198)
-------------------------------------------------------------------------------------------
Total increase (decrease) in interest income ......          34         (564)        (530)
-------------------------------------------------------------------------------------------
Interest bearing liabilities:
Interest bearing demand deposits ..................         (24)          (3)         (27)
Savings and money market accounts .................          96          322          418
State, county and municipal certificates of deposit         740           26          766
Certificates of deposit and other time deposits ...      (1,018)         (35)      (1,053)
Federal funds purchased and securities sold under
     repurchase agreements ........................         (24)           4          (20)
Other borrowings ..................................          20          (19)           1
-------------------------------------------------------------------------------------------
Total increase (decrease) in interest expense .....        (210)         295           85
-------------------------------------------------------------------------------------------
Increase (decrease) in net interest income ........     $   244      $  (859)     $  (615)
===========================================================================================


Net interest income for the third quarter of 1998 increased by 0.25% as compared to the second quarter of 1998. This increase was primarily a result of one more interest bearing day in the third quarter. Net interest margin decreased in the third quarter to 4.39% as compared to 4.48% for the second quarter of 1998.

Net interest income for the nine month period ended September 30, 1998 declined by 3.8% from the comparable period in 1997. Net interest margin for the nine months in 1998 was 4.45% as compared to 4.57% for the first nine months of 1997. The decline in net interest income reflects a narrowing of the net interest margin and a decline in average earning assets of 1.2%.

PROVISION FOR LOAN LOSSES

In determining the adequacy of the allowance for loan losses, Republic considers portfolio quality, composition, loss experience, growth, economic conditions and other risk factors related to the loan portfolio. The provision for loan losses for the third quarter of 1998 decreased to $0.8 million from $1.5 million in the third quarter of 1997, a 46.7% decrease. At September 30, 1998 the allowance for loan losses, at $12.3 million, represented 1.2% of total loans and 143.0% of non-performing loans.

Third quarter 1998 recoveries exceeded charge-offs. Net recoveries were $0.1 million, or 0.01% of average loans, as compared to net charge-offs of $2.1 million, or 0.22% of average loans, in the third quarter of 1997 resulting in a lower loan loss provision for the period.

The provision for the third quarter of 1998 of $0.8 million was lower than the provision for the second quarter of 1998 of $4.0 million. The second quarter provision was impacted by a $5.1 million charge-off on a large commercial loan during that period.

The provision for the nine month period of $6.3 million represents a 75% increase from the $3.6 million provision for the first nine months of 1997 and was primarily impacted by the second quarter provision.


13  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

NON-INTEREST INCOME

Non-interest income, excluding securities transactions, increased by 1.5% from the third quarter of 1997. This is a reversal of the experience for the first two quarters of 1998 which reflected a decline from the comparable periods in 1997, primarily as a result of improvement in deposit service charge income, which increased by 4.4% in the third quarter of 1998 from the comparable period in 1997.

Non-interest income for the third quarter of $5.9 million was level with non interest income for the second quarter of 1998. Non- interest income for the nine month period of $17.6 million is 2.2% below the $18.0 million reported for the first nine months of 1997.

The following table represents, for the periods indicated, the major categories of non-interest income.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -----------------------------  ------------------------
                                                            1998            1997          1998           1997
---------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.................     $ 3,064          $ 2,935       $  9,052      $  9,037
Merchant credit card discounts......................       1,958            1,954          5,767         6,109
Letter of credit fees...............................         229              277            699           793
Gains on sale of securities.........................           -                -             53             -
Other non-interest income...........................         662              662          1,995         2,024
---------------------------------------------------------------------------------------------------------------
          Total non-interest income.................     $ 5,913          $ 5,828       $ 17,566      $ 17,963
===============================================================================================================

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 1998 decreased by 0.5% from the third quarter of 1997. Personnel costs increased by 3.0% in the same period. Occupancy and furniture and equipment costs decreased 4.1% for the same period reflecting the effect of leasing of space in Republic's corporate office building and one other vacant former branch facility within the last twelve months. Other non-interest expenses declined by 4.1% from the third quarter in 1997 primarily from lower fraud losses and advertising expenses.

Non-interest expense for the third quarter of 1998 increased by 0.7% from the second quarter of 1998. Non-interest expense for the nine month period ended September 30, 1998 remained level with the comparable period in 1997.

The following table represents, for the periods indicated, the major categories of non-interest expenses.

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    ---------------------------  ---------------------------
                                                       1998           1997          1998           1997
------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Employee compensation and benefits                      $ 6,966        $ 6,761      $ 20,093       $ 20,144
------------------------------------------------------------------------------------------------------------
Non-staff expenses:
Occupancy......................................           1,406          1,487         4,697          4,379
Furniture and equipment........................             755            767         2,279          2,034
Merchant credit card interchange fees..........           1,480          1,336         4,154          4,227
Professional fees..............................             252            167           580            382
FDIC assessment................................              65             65           199            194
Advertising....................................             155            327           547          1,025
Amortization of intangibles....................             284            236           852            683
Printing and supplies..........................             202            217           690            689
Other real estate owned........................              37             41           143            267
Fraud losses (recoveries), net.................              64            220           152            401
Capitalized construction interest credit.......               -              -             -           (390)
Other..........................................           1,803          1,918         5,581          5,764
---------------------------------------------------------------------------------------------   ------------
Total non-staff expenses.......................           6,503          6,781        19,874         19,655
------------------------------------------------------------------------------------------------------------
Total non-interest expense.....................          13,469         13,542        39,967         39,799
============================================================================================================

                                     Republic Banking Corporation of Florida  14

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION

LOAN PORTFOLIO

End of period gross loans at September 30, 1998 increased by $73.7 million, or 7.9%, from December 31, 1997. Loan portfolio composition shifted during this nine month period with major declines in commercial loans, down $35.7 million or 12.5%, and consumer loans, down $15.2 million or 26.1%. These segment declines were offset by increases in commercial real estate and construction loans, up $55.3 million or 17.8%, international loans, up $53.9 million or 58.1%, and residential first mortgages, up $18.4 million or 11.9%.

Growth in lending was centered in the third quarter of 1998. End of period gross loans at September 30, 1998 increased by $79.5 million, or 8.6%, from June 30, 1998. International loans increased by 63.4% while commercial real estate and construction loans increased by 4.4% during the quarter. Residential first mortgage loans increased by 3.5% during the three month period.

The decline in consumer loans reflects the discontinuation of indirect auto lending activities in 1997. The decline in commercial loans reflects a reduction in some of the larger individual commercial lending relationships in excess of $10 million from December 1997. Growth in real estate lending reflects an increased emphasis in this type of lending by Republic. Growth in international lending reflects the re-staffing of the International Lending area within the last year and increased emphasis in this lending segment.

The following table reflects the major classification of loans for the periods indicated.

                                                     SEPTEMBER 30,       JUNE 30,         DECEMBER 31,
                                                 -------------------  -------------   ----------------
                                                         1998              1998               1997
------------------------------------------------------------------------------------------------------
Commercial...............................             $ 250,075          $ 246,715         $ 285,733
Commercial real estate
     and construction....................               365,629            350,188           310,336
International............................               146,629             89,763            92,734
Residential first mortgages..............               173,309            167,507           154,864
Residential equity lines.................                14,837             14,702            16,487
Consumer.................................                42,857             46,506            58,024
Overdrafts...............................                 6,282              4,712             5,352
Bankers' acceptances.....................                 5,986              5,992             8,395
-----------------------------------------------------------------------------------------------------
                                                      1,005,604            926,085           931,925
Unearned income..........................                (3,076)            (2,435)           (2,515)
-----------------------------------------------------------------------------------------------------
                                                      1,002,528            923,650           929,410
Allowance for loan losses
     and transfer risk...................               (12,271)           (11,362)          (11,999)
-----------------------------------------------------------------------------------------------------
Loans, net...............................             $ 990,257          $ 912,288         $ 917,411
=====================================================================================================



15  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

TOTAL CROSS-BORDER OUTSTANDINGS BY  COUNTRY

The following table sets forth, at the dates indicated, the aggregate amount of Republic's cross-border outstandings (including foreign bonds, due from bank accounts and interest earning deposits with other banks), as well as the percentage of such cross-border outstandings to Republic's total assets. Cross-border exposures in which the total to one country did not exceed one percent of total assets, on the dates indicated are aggregated under "Other".

                                                SEPTEMBER 30,                     JUNE 30,                      DECEMBER 31,
                                         ----------------------------    ----------------------------    -------------------------
                                                    1998                            1998                            1997
----------------------------------------------------------------------------------------------------------------------------------
                                                      % OF TOTAL                      % OF TOTAL                      % OF TOTAL
                                           AMOUNT       ASSETS             AMOUNT       ASSETS             AMOUNT       ASSETS
                                         -------------------------       -------------------------       -------------------------
                                                                            (Dollars in millions)
Brazil.............................        $  48         3.11%           $  39           2.56%            $  21          1.39%
Ecuador............................           45         2.92               18           1.18                23          1.52
Peru...............................           25         1.62               10           0.66                18          1.19
Other..............................           86         5.57               58           3.81                50          3.30
----------------------------------------------------------------------------------------------------------------------------------
Total..............................        $ 204        13.22            $ 125           8.21             $ 112          7.40
==================================================================================================================================


Cross-border outstandings reflect the country of domicile of the obligor . Some of these obligations are guaranteed or secured by collateral outside the country of domicile of the obligor. As of September 30, 1998, approximately $24 million in loans to foreign domiciled borrowers were secured by first mortgages on residential property in the United States and approximately $15 million were secured by cash collateral on deposit at Republic.

NON-PERFORMING ASSETS

The following table presents information regarding non-performing assets at the dates indicated.

                                                        SEPTEMBER 30,        JUNE 30,        DECEMBER 31,
                                                      ---------------   ---------------   ----------------
                                                           1998              1998              1997
----------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans..............................              $ 8,137           $ 7,054            $ 5,863
Restructured loans.............................                   51                53                371
Accruing loans 90 days
   or more past due............................                  391               133                451
Other real estate..............................                2,032             2,089              2,047
----------------------------------------------------------------------------------------------------------
   Total non-performing assets.................             $ 10,611           $ 9,329            $ 8,732
==========================================================================================================
Non-performing assets to total loans
   and other real estate.......................                 1.06%             1.01%              0.94%


At September 30, 1998, non-performing assets increased by $1.3 million from June 30, 1998 and by $1.9 million from December 31, 1997. The increase from December 31, 1997 reflects primarily the non-accrual loan status of two loans each with a balance of $1.8 million to the same borrower on which a $5.1 million partial loan charge-off was taken in the second quarter of 1998. One of these loans for $1.8 million is subject to an Export/Import Bank guarantee. The increase from June 30, 1998 to September reflects a change in the overall volume of non-accrual loans. The ratio of non-performing assets to total loans and other real estate has increased from 0.94% to 1.06% from December 31, 1997.



                                     Republic Banking Corporation of Florida  16

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

ALLOWANCE FOR LOAN LOSSES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------------------------------------------------------
                                                                  1998               1997              1998              1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding                                      $ 967,588          $ 965,827        $  944,764         $ 983,091
=================================================================================================================================
Total loans outstanding at end of period                       1,002,528            953,052         1,002,528           953,052
=================================================================================================================================


Allowance for loan losses at beginning of period...........     $ 11,362           $ 12,884         $  11,999         $  11,578
Provision for loan losses..................................          822              1,473             6,317             3,604
Charge-offs:
     Commercial and industrial.............................         (378)            (1,682)           (6,608)           (2,119)
     Real estate...........................................          (37)               (26)              (91)             (146)
     Consumer..............................................         (210)              (656)             (819)           (1,765)
     Foreign...............................................            -                  -                 -                 -
Recoveries:
     Commercial and industrial.............................          510                104               851               512
     Real estate...........................................          100                  1               131                14
     Consumer..............................................          102                111               452               531
     Foreign...............................................            -                  -                39                 -
---------------------------------------------------------------------------------------------------------------------------------
Net loan recoveries (charge-offs)..........................           87             (2,148)           (6,045)           (2,973)
---------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period.................     $ 12,271           $ 12,209          $ 12,271         $  12,209
=================================================================================================================================
Ratio of allowance to end of period loans..................         1.22%              1.28%             1.22%             1.28%
Ratio of net loan recoveries (charge-offs) to
     average loans.........................................        (0.01)              0.22              0.64              0.30
Ratio of allowance to end of period
     non-performing loans..................................       143.04              79.70            143.04             79.70
---------------------------------------------------------------------------------------------------------------------------------


Recoveries exceeded loan charge-offs for the third quarter of 1998. Net charge-offs for the nine month period ended September 30, 1998 were $6.0 million as compared to $3.0 million for the comparable period in 1997. Charge-off experience for 1998 is heavily impacted by a $5.1 million partial charge-off on a single large commercial loan during the second quarter of 1998.

Management believes that the loss experience in the second quarter is not indicative of overall portfolio quality.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Average investment securities and other temporary investments represent $428.0 million, or 28.0%, of average assets for the third quarter of 1998. The investment securities portfolio decreased by $24.5 million from June 30, 1998 to September 30, 1998 and increased by $2.4 million from December 31, 1997 to September 30, 1998. As of September 30, 1998, U.S. government agency securities comprised 70.5% of investment securities and U.S. Treasury obligations comprised 21.5% of investment securities. The balance of investment securities is composed primarily of investment grade securities, principally bank qualified municipal obligations and equity investments in the Federal Home Loan Bank and the Federal Reserve Bank.

Temporary investments declined by $37.2 million from December 31, 1997 to September 30, 1998. The decline in temporary investments helped to fund the growth in loans during the period.


17  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

CAPITAL RESOURCES

In February 1998, Republic completed an initial public offering of its common stock. As a result, 2,300,000 shares were sold in the public market. Of these, 1,233,270 were issued by Republic. The balance of the shares sold to the public were sold by existing shareholders. Net proceeds received by Republic amounted to $16.3 million.

During the third quarter of 1998, Republic announced a stock repurchase program for up to 500,000 shares or 2.3% of its common stock. The Board of Directors authorized the repurchase of common stock in the open market on a "time-to-time" basis over an 18 month period, depending upon market conditions and subject to compliance with all applicable securities laws. As of September 30, 1998, Republic had repurchased 55,000 shares under this plan at an average price of $11.52 per share.

Republic is subject to capital adequacy requirements imposed by the Federal Reserve Board and its subsidiary bank is subject to similar requirements imposed by the Office of the Comptroller of the Currency.

The following table provides a comparison of Republic's leverage and risk-based capital ratios as of September 30, 1998 to the minimum and well capitalized regulatory standards.

                                                                                               ACTUAL RATIO
                                              MINIMUM REQUIRED     WELL-CAPITALIZED        AT SEPTEMBER 30, 1998
     -----------------------------------------------------------------------------------------------------------
     Leverage ratio.......................        3.00%(1)               N/A %                   10.35%
     Tier 1 risk-based capital ratio......        4.00                  6.00                     16.92
     Risk-based capital ratio.............        8.00                 10.00                     18.17

(1) The FRB may require Republic to maintain a leverage ratio of up to 200 basis points above the required minimum.

DERIVATIVES

At September 30, 1998, there were no off-balance sheet derivative contracts outstanding. Republic does engage in a nominal amount of foreign exchange contracts primarily as an accommodation to commercial customer needs. The investment portfolio contains securities with callable options.

DEPOSITS AND OTHER FUNDING SOURCES

End of period deposits at September 30, 1998 increased by $14.6 million, or 1.14%, from June 30, 1998. End of period borrowings at September 30, 1998 decreased by $0.7 million, or 1.14%, from June 30, 1998.

End of period deposits at September 30, 1998 decreased by $5.4 million, or 0.4% from December 31, 1997. End of period borrowings at September 30, 1998 increased by $8.6 million, or 15.2%, from December 31, 1997.

                                     Republic Banking Corporation of Florida  18

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

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

Republic uses GAP analysis as an analytical tool but recognizes that shortcomings are inherent in GAP analysis because certain assets and liabilities may not move proportionately as interest rates change. Consequently, in addition to GAP analysis, Republic uses a simulation model to shock and test the interest rate sensitivity of net interest income and the balance sheet.

The use of modeling techniques also has limitations and may not fully reflect market risk exposures. Republic's time deposit funding sources have contractual penalties for early withdrawal, nonetheless, changes in interest rates and other individual depositor considerations may affect the actual timing of fund withdrawal and the model cash flow assumptions. Similarly, term loans are subject to refinancing in a declining rate environment, in many instances with small cost to the borrowers, that could affect cash flow assumptions. Republic's modeling approach takes into consideration an assumed prepayment speed for term residential mortgage loans. The prepayment speed is defined based on prevailing market conditions at the time of each quarterly assessment.

The majority of Republic investment debt securities are callable at the option of the issuer prior to the final maturity. The effect of this call feature on future cash flows will vary depending on the coupon of the underlying security, current market interest rates, and expected direction of interest rate movement. The effect of a 200 basis point rise in the rate sensitivity analysis may have a different effect on net interest income than the effect of a 200 basis point decrease, depending on the expected maturity of the callable instruments under each scenario. Management utilizes a valuation of the investment portfolio by a third party in assessing the impact of a 200 basis point change on the expected maturity of callable securities and its corresponding effect on cash flows and net interest income.

Time deposits and other core deposit sources on which rates are set by management such as savings deposits will not necessarily re-price in a parallel fashion to money market interest rates. Taking this into consideration, management has established interest rate floors for certain categories of core deposits, such as savings and interest bearing checking accounts, in its rate sensitivity simulation.

Based on the September 30, 1998 simulation analysis, Republic estimates that a 200 basis point rise or decline in interest rates over the next twelve month period would have an impact of less than 1% on its net interest income for the same period.

For the table below, savings deposits are reflected as re-priceable in the 0-30 days window. Republic believes that these deposits on which rates are set by management will re-price more slowly than the GAP analysis indicates. Callable investment securities are categorized as subject to re-pricing based on the call date of the instruments, which is the most likely scenario in a declining rate environment. A rapid rise in interest rates could yield a different re-pricing result than that reflected in the table. Management considers the call date to be the most likely re-pricing window under the current rate environment.


19  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

The following table sets forth an interest rate sensitivity analysis. The table presents projected cash flows and related weighted average rates by expected repayment dates at September 30, 1998 and GAP analysis information.

                                                                         VOLUMES SUBJECT TO REPRICING WITHIN
                                      ----------------------------------------------------------------------------------------------
                                                                                                          OVER
                                             1 YEAR       1-2 YEARS     2-3 YEARS       3-4 YEARS      4-5 YEARS       5 YEARS
------------------------------------------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Federal funds sold and other
        temporary investments .......    $    39,744
       Average interest yield .......           6.14%
   Taxable securities ...............        209,442       128,554          5,356            --            100          8,629
        Average interest yield ......           6.31%         6.09%          6.10%           --%          6.75%          6.88%
   Tax-exempt securities ............          3,016           860          2,440         2,453          4,178         10,398
        Average interest yield ......           4.61%         4.97%          5.28%         5.32%          5.31%          5.31%
   Total loans ......................        576,282        54,347         64,900        79,303         63,171        164,525
        Average interest yield ......           8.79%         8.89%          8.80%         8.81%          8.70%          8.12%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets ....        828,484       183,761         72,696        81,756         67,449        183,552
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
   Demand, money market and
        savings deposits ............        307,260            --             --            --             --             --
        Average interest rate .......           3.00%           --             --            --             --             --
   Certificates of deposit and other
        time deposits ...............        644,232        92,195            617           484          1,562              9
        Average interest rate .......           5.45%         5.63%          5.46%         6.19%          5.74%          5.27%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits ..        951,492        92,195            617           484          1,562              9
-----------------------------------------------------------------------------------------------------------------------------------
   Securities sold under
        repurchase agreements .......         56,956            --             --            --             --             --
        Average interest rate .......           4.76%           --             --            --             --             --
   Other borrowings .................          7,772            --             --            --             --             --
        Average interest rate .......           5.55%           --             --            --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities      1,016,220        92,195            617           484          1,562              9
-----------------------------------------------------------------------------------------------------------------------------------
Period GAP ..........................       (187,737)       91,566         72,079        81,272         65,887        183,543
Cumulative GAP ......................       (187,737)      (96,171)       (24,092)       57,180        123,067        306,610
Period GAP to total assets ..........         (12.17)%        5.94%          4.67%         5.27%          4.27%         11.90%
Cumulative GAP to total assets ......         (12.17)%       (6.24)%        (1.56)%        3.71%          7.98%         19.88%
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities ....................           81.53%        91.32%         97.83%       105.15%         111.08%       127.60%
-----------------------------------------------------------------------------------------------------------------------------------

                                               -----------------------------
                                                               ESTIMATED
                                                  TOTAL        FAIR VALUE
                                               -----------------------------

INTEREST EARNING ASSETS:
   Federal funds sold and other
        temporary investments .......              39,744      $    39,744
       Average interest yield .......                6.14%
   Taxable securities ...............             352,081          354,602
        Average interest yield ......                6.24%
   Tax-exempt securities ............              23,345           24,580
        Average interest yield ......                5.21%
   Total loans ......................           1,002,528        1,009,868
        Average interest yield ......                8.68%
                                                ----------------------------
   Total interest earning assets ....           1,417,698        1,428,794
                                                ----------------------------
INTEREST BEARING LIABILITIES:
   Demand, money market and
        savings deposits ............             307,260          307,260
        Average interest rate .......                3.00%
   Certificates of deposit and other
        time deposits ...............             739,099          741,790
        Average interest rate .......                5.47%
                                                ----------------------------
   Total interest bearing deposits ..           1,046,359        1,049,050
                                                ----------------------------
   Securities sold under
        repurchase agreements .......              56,956           56,999
        Average interest rate .......                4.76%
   Other borrowings .................               7,772            7,772
        Average interest rate .......                5.55%
                                                ----------------------------
   Total interest bearing liabilities           1,111,087        1,113,821
                                                ----------------------------
Period GAP ..........................             306,610
Cumulative GAP ......................
Period GAP to total assets ..........
Cumulative GAP to total assets ......
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities ....................
                                                ----------------------------





                                     Republic Banking Corporation of Florida  20

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

TAXES

Republic's income tax expense in interim reporting periods is determined by estimating the effective federal and state tax rates and applying them to its taxable income. The effective tax rate is principally affected by tax exempt income.

Republic's effective tax rate for the third quarter of 1998 was 36.8%, and for 1997 it was 30.3%. The effective tax rate for the nine months ended September 30, 1998 and September 30, 1997 was 33.6% and 32.3%, respectively. The 1997 tax rates were affected by the closing of a federal tax audit in the second half of 1997 with a reduction in the amounts accrued for federal income taxes.

YEAR 2000

Almost all of Republic's operations are supported by accounting and recordkeeping computerized systems and are dependent on the capability of software applications and operating systems to function properly in the year 2000. Republic recently converted, under a license with its main existing software vendor, all of its loan, deposit and principal accounting applications to a year 2000 compliant system, replacing an existing licensing arrangement which was to expire in 1999. This new software has required additional hardware capacity. Costs associated with this endeavor are related to previously scheduled software and hardware acquisitions and are not principally the result of the year 2000 programming, as Republic would have incurred these costs regardless of the year 2000 issue. Republic has evaluated the impact of the year 2000 on other smaller applications, PC computer hardware and other equipment, including telephone systems, elevators and air conditioning systems. Republic believes that all essential information technology and non-information technology systems will be year 2000 compliant. To this end Republic has substantially completed the assessment and renovation phases of its mission critical systems, and has commenced testing of the renovated systems. Banking regulations require completion of the testing phase by June 1999. The costs associated with year 2000 compliance will not be material to Republic.

Republic has and continues to assess whether customers, vendors, service providers and funds providers may have compliance issues which will affect their interaction with Republic. It is too early to determine individual counterparts' final state of readiness for the year 2000. This is an ongoing monitoring process and greater knowledge as to counterpart readiness should be evident in the first half of 1999. Republic will continue to monitor counterpart readiness, including critical vendors and customers, and take precautions, including terminating relationships, to minimize the effect of counterpart non-compliance. Republic does not believe that the year 2000 issue will have a material adverse effect on its results of operation, liquidity or on the operation of critical data processing functions.

Republic's normal contingency plans include off-site system recovery at a back-up facility, as well as manual processing capabilities.

PART I
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".




21  Republic Banking Corporation of Florida

--------------------------------------------------------------------------------
OTHER INFORMATION

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

Expenses incurred by Republic in connection with the sale of the shares of Common Stock included the following:


SEC registration fee..............................        $  10,856
NASD filing fee...................................            4,180
Nasdaq National Market listing fee................           95,000
Legal fees and expenses...........................          357,150
Accounting fees and expenses......................          260,400
Printing and engraving expenses...................          156,499
Transfer agent and registrar fees.................            3,500
Miscellaneous fees and expenses...................           12,479
                                                          ==========
Total.............................................        $ 900,064
                                                          ==========


The net offering proceeds to Republic after deduction of the above expenses were approximately $16.3 million and have temporarily been invested in securities purchased under agreements to resell transactions with the Bank.

One of the selling shareholders in the Offering was Rebank Netherlands Antilles N.V. ("Rebank"), which is owned by Roberto Isaias, Estefano Isaias and William Isaias.

Roberto, Estefano and William Isaias directly or indirectly own, in the aggregate, 12,540,285 shares or 59.0% of the issued and outstanding Common Stock. Roberto Isaias is the Chairman of the Board of Republic and Estefano and William Isaias are directors of Republic. The net proceeds to Rebank from the sale of 647,320 shares of Common Stock in the Offering were $9,030,114.

During the third quarter of 1998, Republic announced a stock repurchase program for up to 500,000 shares or 2.3% of its common stock. The Board of Directors authorized the repurchase of common stock in the open market on a "time-to-time" basis over an 18 month period, depending upon market conditions and subject to compliance with all applicable securities laws.

As of September 30, 1998, Republic had repurchased 55,000 shares under this plan at an average price of $11.52 per share. Shares of common stock were repurchased at market prices ranging from $11.125 to $11.875 during the quarter ended September 30, 1998.


                                     Republic Banking Corporation of Florida  22

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REPUBLIC BANKING CORPORATION OF  FLORIDA

Dated:  November 16, 1998       By: /s/ BERNARDO M. ARGUDIN
                                   ---------------------------------------------
                                    Vice President and Chief Financial Officer
                                    and Principal Accounting Officer





23  Republic Banking Corporation of Florida

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

  27                Financial Data Schedule