Form 10-K
period 1998-12-31
REPUBLIC BANKING CORP OF FLORIDA
filed 1999-03-31
CIK 702592

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 19, 1999, was approximately $114 million based on a closing price of $18.50 for the Common Stock as reported on the Nasdaq National Market System on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. As of March 19, 1999, the registrant had outstanding 21,230,892 shares of Common Stock, par value $0.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information on pages 5 through 44 of Republic's 1998 Annual Report to Shareholders is attached hereto as Exhibit 13.1 and incorporated by reference into Part II, Items 5, 6, 7, 7A and 8 hereof. Additionally, Republic intends to file the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

================================================================================

         This Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the consummation of the transaction contemplated under the merger agreement with Union Planters Bank, N.A., industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, year 2000 compliance issues, dependence on management and key personnel, supervision and regulation issues and issues regarding the concentration of deposits and cross-border lending activities.

                                     PART I

ITEM 1.       BUSINESS.

GENERAL

         Republic Banking Corporation of Florida ("Republic") is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and conducts its operations through its 99.6% owned banking subsidiary, Republic National Bank of Miami (the "Bank"). Republic and its subsidiary are collectively referred to herein as the "Company" unless otherwise provided herein. Republic was incorporated as a business corporation under the laws of the State of Florida in 1970 and the Bank was chartered in 1965 as a national bank with one banking office in Miami, Florida. Since its formation, Republic has derived substantially all of its revenues and income from the operations of the Bank.

         The Company's headquarters are located at 2800 Ponce de Leon Boulevard, Coral Gables, Florida 33134, and its telephone number is (305) 774-5197.

AGREEMENT TO MERGE INTO UNION PLANTERS BANK, N.A.

         On February 22, 1999, Republic entered into an Agreement and Plan of Reorganization with Union Planters Bank, National Associaton ("Union Planters"), pursuant to which Republic will merge with a newly created, wholly owned subsidiary of Union Planters, immediately following such merger Republic will be dissolved and following such dissolution the Bank will be merged into Union Planters. Under the terms of this agreement, shareholders of Republic would receive $19.25 per share of common stock in cash following consummation of the merger. The transaction is valued at approximately $412 million, including the value of options outstanding which would be exerciseable at the time of the merger and the value of minority shares in Republic's subsidiary Bank. Consummation of the transaction contemplated under the agreement is subject to customary conditions, including the receipt of all required regulatory approvals. The transaction is expected to be consummated at mid year 1999 if all such conditions are satisfied.

         In connection with the execution of the merger agreement, Republic and Union Planters entered into a termination fee agreement providing for the payment of a fee to Union Planters of $11 million under certain circumstances where the transaction was not consummated as a result of certain actions by Republic, Republic's Board of Directors or its shareholders and subsequently Republic entered into a business combination with another party within twelve months of the termination of the agreement. Additionally, Rebank Netherlands Antilles, N.V., the majority shareholder in Republic and the directors of Republic, as individual shareholders, entered into agreements with Union Planters to vote their respective shares of the common stock of Republic in favor of the transaction. (See Form 8-K dated March 1, 1999 for full text of the agreement between Republic and Union Planters Bank, N.A. and Exhibit 10.12).

MARKET POSITION

         The Bank, since its formation, has acted as a community bank, serving the needs of businesses and individuals located in Miami-Dade County, Florida. The Company believes that Miami-Dade County, Florida is an attractive market for operating a community bank. Miami-Dade County has a population of more than 2 million, representing more than 14% of the population of the State of Florida and accounting for approximately 18.7% of FDIC insured deposits. Miami-Dade County ranks first in population and first in deposits in the State of Florida. The Bank holds approximately a 3.4% market share of deposits in Miami-Dade County as of June 30, 1998 ranking it as the eighth largest institution in the county based on deposit market share. The largest market share held by a single financial institution is approximately 17.7%.

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

         Although 93% of the Bank's branch deposits and 25 of its branches are located in Miami-Dade County, Florida, the Company has recently established two branches in adjoining Broward County, Florida and has expanded its lending activities in this adjacent county.

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

         The Bank has a diversified loan portfolio. At December 31, 1998, the Bank's loan portfolio consisted of: $256 million in commercial real estate loans or 24.7% of gross loans; $228 million in domestic commercial loans or 22.1% of gross loans; $155 million in residential first mortgage loans to domestic borrowers or 15.0% of gross loans; $141 million in construction loans or 13.7% of gross loans; $115 million in foreign bank loans or 11.2% of gross loans; $30 million in foreign government loans or 2.9% of gross loans; $54 million in loans to other foreign domiciled borrowers, including loans secured by domestic real estate or other domestic collateral, or 5.3% of gross loans; and 5.1% of gross loans in consumer and other loan categories.

DEPOSITS AND BRANCH OFFICES

         Lending and investment activities are funded primarily from deposits which represented 81.6% of total liabilities and stockholders' equity at December 31, 1998. The Bank attracts deposits through a network of 27 retail branches, 25 of which are located in Miami-Dade County, Florida, and two of which are located in Broward County, Florida. The Bank has built its deposit base through de novo expansion as well as through acquisitions. From 1988 to 1991, the Bank acquired branch locations and deposits from four failed financial institutions being liquidated by the FDIC and the RTC. In 1995, the Bank expanded its offices in Miami-Dade County and entered into Broward County, Florida with the acquisition of the Plaza Bank of Miami.

         In addition to its retail branch deposit base, the Bank obtains significant deposits as the result of its significant relationships throughout Latin America and the Caribbean and from foreigners who travel to south Florida. At December 31, 1998, $328 million of the Bank's deposits were from foreign-domiciled customers or correspondent banks.

CONCENTRATION OF DEPOSITS

         A significant portion of the Company's deposits are comprised of certificates of deposit and other time deposits in amounts in excess of $100,000. At December 31, 1998, approximately $305 million or 23.7% of the total deposits were comprised of time deposits in amounts in excess of $100,000. Of this total, Florida public entity deposits amounted to approximately $87 million or 6.8% of total deposits. Most of such deposits closely match the maturity of the Company's assets. In the event that more deposits were withdrawn at or prior to their respective maturities than anticipated, the Company could be required to satisfy such deposit amounts through the (i) sale of short-term investments,
(ii) borrowings utilizing its investment portfolio as collateral, (iii) sale of FNMA qualified residential mortgage loans, (iv) discount of bankers' acceptances or (v) liquidation of certain investments. Although management believes that it has historically been successful in matching the maturity dates of these deposits against its loan portfolio, there can be no assurance that the Company will continue to be successful or that it would not ultimately be required to liquidate assets or take other steps in order to satisfy such deposit amounts.

BORROWINGS

         The Company uses borrowings as part of its asset and liability management practices, primarily to fund investment activities. Borrowings are generally collateralized by identified Company assets. At December 31, 1998, the Company had $108 million in borrowings, representing 6.9% of its total liabilities and stockholders' equity. Borrowings are of a short term nature ranging from overnight to a final original maturity of three years.

ECONOMIC RISKS

         The Company's success is dependent to a significant extent upon general economic conditions in Florida, particularly south Florida, and Latin America and the Caribbean. General economic conditions include such factors as the south Florida real estate market, inflation, recession, unemployment and other factors beyond the Company's control.

         During the 1980s, many of the countries in Latin America and the Caribbean experienced severe economic difficulties, including periods of slow or negative growth, large government budget deficits, high inflation, currency devaluations, government influence over the private sector, nationalization and expropriation of assets, vulnerability to weakness in world prices for commodity exports (particularly in smaller countries), large foreign indebtedness on the part of their governments, and exchange controls and unavailability of foreign exchange, including United States dollars. As a result, many governments and public and private institutions in this region were unable to make interest and principal payments on their external debt. Much of this external debt has now been restructured to provide for extensions of repayment schedules, grace periods during which payments of principal are suspended and, in certain cases, reduced rates of interest. In the 1990s, there have been significant improvements in the economies of many countries in this region. However, there have been recent, serious economic downturns for some countries in this region, particularly Brazil and Ecuador, and there can be no assurance that widespread economic difficulties will not be experienced by other countries in this region at some time in the future. Any such downturn could adversely affect business in Latin America and the Caribbean and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         During the mid-1980s, adverse economic conditions in Latin America adversely affected the south Florida economy. In the 1990s, the economy has improved in part due to economic growth in Latin America. Although the south Florida economy has strengthened, it remains susceptible to adverse effects resulting from adverse conditions in the south Florida real estate markets, a decline in tourism, or adverse economic conditions or recession in the national economy or in Latin America or the Caribbean. Economic recession over a prolonged period or other economic dislocation in south Florida, Latin America or the Caribbean could cause increases in non-performing assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the Florida, Latin American or Caribbean economies would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

TRADEMARKS AND INTELLECTUAL PROPERTY

         The Company owns eight registered domestic U.S. trademarks or service marks, and has three pending applications for registration. All of the pending applications are currently subject to a concurrent use proceeding before the United States Patent and Trademark Office (concurrent use proceeding No. 791). These pending applications relate to the use of the proposed trademarks "RNB Republic Bank", "Republic National Bank" and "Republic National Bank of Miami." Pursuant to the proceeding, the Company is seeking the right to the exclusive use of the marks subject to pending applications in certain Florida counties; however, this proceeding is currently stayed.. The pending applications are contested by several parties. Management believes that the Company's inability to obtain federal registration of the foregoing trademarks would not have a material adverse effect on the Company.

         In August 1998, the Bank commenced a civil action in the United States District Court for the Southern District of Florida against a state bank named "Republic Bank", for trademark infringement and unfair competition under the Lanham Act and under Florida statutory and common law. The case is currently in the discovery stage. Consequently, management is unable to predict with any certainty the extent to which an adverse outcome of the proceeding may have a material effect upon the Company.

YEAR 2000

         Almost all of the Company's operations are supported by accounting and recordkeeping computerized systems and are dependent on the capability of software applications and operating systems to function properly in the year 2000. In October 1998, the Company converted , under a license with its main existing software vendor, all of its loan, deposit and principal accounting applications to a year 2000 compliant system, replacing an existing licensing arrangement which was to expire in 1999. This new software has required additional hardware capacity. Costs associated with this endeavor are related to the expiring software license replacement and hardware acquisition and are not principally the result of the year 2000 programming, as the Company would have incurred these costs regardless of the year 2000 issue. The new software licensing agreement and the additional hardware leases resulted in capital expenditures of approximately $362,000 and will increase 1999 operating costs by an estimated $400,000.

         The Company has upgraded all critical software applications to be year 2000 compliant and has completed testing of the renovated systems for year 2000 compliance. Banking regulators require completion of the testing phase by June 1999.

         The Company has evaluated the impact of the year 2000 on other smaller software applications, PC computer hardware and other equipment, including telephone systems, elevators and air conditioning systems and is in the process of upgrading necessary hardware and software of the non-critical applications. The Company believes that all essential information technology and non-information technology systems will be year 2000 compliant and that the costs associated with year 2000 compliance will not be material to the Company. Capital expenditures associated with the year 2000 are estimated at approximately $700,000 and are within the normal equipment replacement cycle of the Company.

         The Company has and continues to assess through direct communication whether customers, vendors, service providers and funds providers may have compliance issues which will affect their interaction with the Company. No assurance can be given that the systems of customers, vendors, service providers and funds providers will be year 2000 compliant and that the failure to achieve year 2000 compliance by such third parties will not have a material adverse effect on the Company's business.

         The Company's normal contingency plans include off-site recovery at a back-up facility as well as limited manual processing capabilities. Specific contingency plans have been developed targeted at the year 2000 event which consider disruptions in the infrastructure that supports the Company's operating environment.

COMPETITION

         The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in the market areas in which its banking operations are located. The Company competes for loans, deposits and other matters with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and asset-based non-bank lenders which may offer more favorable financing than the Company. In Miami-Dade County, the Company competes with similarly sized local financial institutions, regional and multi-regional financial institutions and smaller community banks, although its size, including the number of branches, and a higher legal lending limit, give it certain competitive advantages with respect to the smaller community banks. In Broward County, the Company competes primarily with regional and multi-regional financial institutions. Many of the foregoing institutions also are the primary competitors of the Company for employees.

          Many of the Company's competitors, including the regional and multi-regional financial institutions, have greater financial and other resources than the Company. The Company believes that it has been able to compete effectively with other financial institutions by emphasizing customer service, through local decision-making, by establishing long term customer relationships and building customer loyalty and by designing its loan products to address the specific needs of its customers, when appropriate. Although the Company has been able to compete effectively with other financial institutions in the past, no assurances may be given that the Company will continue to be able to compete effectively in the future. In addition, various legislative acts in recent years have led to increased competition among financial institutions. As a result of these acts, most barriers to entry in the south Florida market by out-of-state financial institutions have been eliminated. There can be no assurance that the United States Congress or the Florida legislature will not enact legislation that may further increase competitive pressures on the Company. Competition from both financial and non-financial institutions is expected to continue.

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

         SECURITIES ACTIVITIES. The FRB has approved applications by bank holding companies to engage, through non-bank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

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

         The FRB has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         ANTI-TYING RESTRICTIONS. Banks are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by an affiliated bank holding company or its affiliates.

         CAPITAL ADEQUACY REQUIREMENTS. The FRB has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 16.6%, and its ratio of total capital to total risk-weighted assets was 17.9%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its adjusted average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 10.3%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

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

         Rebank Netherlands Antilles N.V. ("Rebank"), the Company's majority shareholder, is a foreign bank holding company registered under the BHCA and is subject to regulation by the FRB. According to the FRB, Rebank is subject to the requirements of the Foreign Bank Supervision Enforcement Act of 1991 ("FBSEA"), which include, in connection with the acquisition of control of a bank, a review of current commitments, background checks of principals and a review of the bank holding company's affiliates and of affiliates of the principals of the foreign bank holding company. Rebank is owned by Roberto Isaias, Estefano Isaias and William Isaias, three brothers and directors of the Company. For additional information regarding foreign ownership of U.S. banks, see "Foreign Ownership of United States Banks" below.

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

         CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled insured depository institution.

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

         EXPANDING ENFORCEMENT AUTHORITY. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and FIRREA both significantly increased the ability of the federal banking agencies to monitor the activities of banks and their holding companies. In addition, the FRB, the OCC, and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by national banks and their holding companies. For example, if an institution is considered to be engaged in an unsafe or unsound banking practice, the FDIC may terminate its deposit insurance, after the institution is served a written notice and given an opportunity for a hearing on the matter. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' enforcement authority in recent years, and the agencies have not yet fully tested the limits of their enforcement powers.

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

         INTERSTATE BANKING. As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, beginning on June 1, 1997, the RNA provides for banks to branch across state lines, although individual states may authorize interstate branches earlier or elect to opt-out entirely. Florida has allowed bank holding companies from the Southeastern United States to acquire banks in Florida since 1984, and in 1994 this was expanded to include bank holding companies from other parts of the United States as well. In 1996, Florida enacted legislation, effective as of June 1, 1997 which allowed out-of-state banks to enter Florida by merger with an existing Florida-based bank, and thereafter to branch throughout the state, while also allowing Florida-based banks to establish branches in other states by merger with out-of-state banks. This may further increase competition for the Bank by allowing large banks from other parts of the United States to operate directly in Florida.

         REGULATION OF THE BANK. The Bank, as a national bank, is subject to regulation primarily by the Office of the Comptroller of the Currency ("OCC"). Also, as a national bank, the Bank is a member of the Federal Reserve System and its deposit accounts are insured by the FDIC. Its operations are therefore also subject to certain FRB and FDIC regulations. Various other federal and state consumer laws and regulations also affect the operations of the Bank.

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

         Since OCC approval is required on a case-by-case basis for an eligible bank to be permitted to engage in activities not permissible for the bank to conduct directly, it is unclear at this time, what the full effect of these revised regulations on the operations of national banks will be. Further, Congress is considering new banking legislation which may address these revisions. However, in the past several months, the OCC has permitted national banks to form operating subsidiaries to engage in activities not permissible for national banks to conduct directly, such as (i) underwriting and dealing in municipal revenue bonds, subject to certain limitations, and (ii) engaging in research and verification services.

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

         DIVIDENDS. The Bank is subject to legal limitations on the frequency and amount of cash dividends that can be paid to Republic. The OCC, in general, also has the ability to prohibit cash dividends by the Bank which would otherwise be permitted under applicable regulations if the OCC determines that such distribution would constitute an unsafe or unsound practice.

         For the Bank, the approval of the OCC is required for the payment of cash dividends in any calendar year if the total of all cash dividends declared by the Bank in that year exceeds the current year's net income combined with the retained net income of the two preceding years. "Retained net income" means the net income of a specified period less any common or preferred stock dividends declared for that period. Moreover, no cash dividends may be paid by a national bank in excess of its undivided profits account.

         In accordance with the above regulatory restrictions, the Bank currently has the ability to pay cash dividends. As of December 31, 1998, an aggregate of approximately $26 million was available for payment of cash dividends by the Bank to the Company under applicable restrictions, without regulatory approval.

         There are also statutory limits on other transfer of funds to the Company and any other future non-banking subsidiaries of Republic by the Bank, whether in the form of loans or other extensions of credit, investments or asset purchases. Such transfers by the Bank generally are limited in amount to 10% of the Bank's capital and surplus, to Republic or any future Republic subsidiary, or 20% in the aggregate to Republic and all such subsidiaries. Furthermore, such loans and extensions of credit are required to be fully collateralized in specified amounts depending on the nature of the collateral involved.

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

         FDICIA also provided for increased funding of the Bank Insurance Fund ("BIF"). Under the FDIC's risk-based insurance premium assessment system, each bank whose deposits are insured by the BIF is assigned one of the nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums. On November 14, 1995, the FDIC board of directors voted to lower the BIF premium range to zero from
 .27% effective January 1996. Accordingly, the Bank at this time is not subject to paying any deposit insurance premiums. The rate schedule is subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. As a result of the enactment of the Federal Deposit Insurance Funds Act of 1996 on September 30, 1996, commercial banks are now required to pay part of the interest on the Financing Corporation's ("FICO") bonds issued to deal with the savings and loan crisis of the late 1980s. As a result, commercial bank deposits are now also subject to assessment by FICO upon the approval by the FDIC Board ("FICO Assessment") of such assessment. Beginning in 1997 and until the earlier of December 31, 1999 or the date on which the last saving association ceases to exist, the assessment rate FICO imposes on a commercial bank must be at a rate equal to one-fifth the assessment rate applicable to deposits assessable by the Savings Association Insurance Fund ("SAIF"). The Bank's FICO Assessment for 1998 was $260,000, and the Bank believes it will be at least $256,000 for 1999.

         RESERVE REQUIREMENTS. The Bank is required to maintain reserves against its transaction accounts. The reserves must be maintained in an interest-free account at the Federal Reserve Bank of Atlanta. Reserve requirements and the amount of required reserves is subject to adjustment by the FRB from time to time. The current rate for reserves is 3% of a depository institution's transaction accounts (less certain permissible deductions) from $4.9 million up to $46.5 million, plus 10% of the amount over $46.5 million.

         BROKERED DEPOSIT RESTRICTIONS. Well-capitalized institutions may accept brokered deposits. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branch merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires the federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. Under the Bank's last CRA examination, conducted in 1998, the Bank received a "satisfactory" rating from the OCC.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

         ROBERTO ISAIAS (age 54) has been a director of Republic since October 1970, and has served as Chairman of the Board since May 1982. Mr. Isaias has served as a director of the Bank since October 1984 and as Chairman of the Executive Committee of the Bank since March 1985.From 1985 until December 1998, Mr. Isaias has served as President of Filanbanco, S.A., a major Ecuadorian bank, until December 1998, when the Ecuadorian agency which guarantees bank deposits took over control of Filanbanco, S.A. From 1971 to 1985, Mr. Isaias was employed in various capacities at Filanbanco, S.A.

         OSCAR BUSTILLO, JR. (age 55) has served as President and Chief Executive Officer of Republic since April 1994. Since March 1989, he has served as an officer and director of Republic. Mr. Bustillo has served as President of the Bank since February 1989, as Chief Executive Officer of the Bank since May 1993, as Chairman of the Board of the Bank since April 1995, and as a director since February 1989. From April 1985 to February 1989, Mr. Bustillo served as Senior Vice President of the Bank and headed its International Division. From May 1980 to May 1985, Mr. Bustillo served as Vice President of the Bank of New England. During the period from January 1975 to May 1980, Mr. Bustillo served as Assistant Vice President in the Latin American Division of Irving Trust International. Mr. Bustillo has approximately 31 years of banking experience.

         BERNARDO M. ARGUDIN (age 47) has served as Vice President and Chief Financial Officer of Republic since April 1992. Mr. Argudin has served as a director of Republic since November 1997 and as a director of the Bank since April 1997. He has served as Executive Vice President of the Bank since March 1994, and as Chief Financial Officer of the Bank since March 1992. From May 1988 to April 1992, Mr. Argudin served as Comptroller of the Bank. He was first employed by the Bank in February 1986 as a Loan Review Officer, and served in that capacity until May 1988. From May 1982 to June 1985, Mr. Argudin served as Comptroller of FGS, Inc., a bank holding company located in Inverness, Florida. Mr. Argudin worked as an OCC national bank examiner from June 1973 to May 1982. Mr. Argudin has approximately 25 years of banking experience.

         FELIX M. GARCIA (age 49) has served as an Executive Vice President and as Head of the Credit Division of the Bank since January 1988, and as Chief Credit Officer of the Bank since October 1992. He has served as a director of the Bank since April 1997. From May 1986 to the present, Mr. Garcia has headed the Bank's Credit Division. From April 1985 to May 1986 he served as a Loan Review Officer and as Senior Vice President for the Bank. Prior to joining the Bank, Mr. Garcia served as an OCC field office manager from May 1982 to April 1985, and as an OCC national bank examiner from December 1972 to May 1982. Mr. Garcia has approximately 26 years of banking experience.

         EDWARD F. HOLDEN (age 46) has served as Executive Vice President--Corporate Banking of the Bank since June 1997. From March 1992 until June 1997, Mr. Holden served as Senior Vice President of the Bank and headed Corporate Lending. Prior to joining the Bank, Mr. Holden served as a Vice President of Southeast Bank, N.A. from January 1987 to April 1991. Before that, Mr. Holden served as a Vice President of Irving Business Center from February 1985 to January 1987. From April 1979 to February 1985, Mr. Holden held a variety of positions with Irving Trust International Bank, including that of Vice President. Mr. Holden held a variety of positions with Southeast Bank, N.A. from January 1976 to April 1979. Mr. Holden has approximately 22 years of banking experience.

         FERNANDO J. MARTINEZ (age 58) has served as Executive Vice President--Real Estate Lending of the Bank since June 1997. During the period from August 1985 through June 1997, Mr. Martinez served as Senior Vice President of the Bank and headed Commercial Real Estate Lending. Prior to joining the Bank, Mr. Martinez served as Senior Vice President of Consolidated Bank, NA from January 1979 to July 1985. Mr. Martinez has approximately 20 years of banking experience.

         RAFAEL QUINTANA (age 58) has served as Executive Vice President--Retail Banking of the Bank since March 1994, and has headed the Bank's Retail Banking Division since March 1992. Mr. Quintana joined the Bank as Senior Vice President in January 1990, and headed the Bank's Marketing Department until March 1992. From March 1975 to August 1989, Mr. Quintana held various positions with Amerifirst Savings, including that of Vice President. Mr. Quintana served as President of Union Federal Savings and Loan Association from May 1974 to May 1975. Mr. Quintana served as Vice President--Retail Banking of Amerifirst Savings from March 1969 to March 1973. Mr. Quintana has approximately 29 years of banking experience.

         ORLANDO A. QUINTERO (age 64) has served as Executive Vice President--Operations of the Bank since January 1986. During the period from August 1972 through the present, Mr. Quintero has held various positions in the Bank's Operations Department. From January 1952 to December 1965, Mr. Quintero worked in various capacities in banking operations in Cuba. Mr. Quintero has approximately 46 years of banking experience.

EMPLOYEES

         At December 31, 1998, the Company had 690 full-time equivalent employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good.

ITEM 2.       PROPERTIES.

         The Company is currently managed from its headquarters located in Coral Gables, Florida, where a branch office is also located. Twenty-four of the Company's other branch offices are located in Miami-Dade County, Florida. Two branch offices are located in Broward County, Florida.

         The table below summarizes the Company's owned and leased facilities:

         LOCATION                  TYPE OF FACILITY        LEASED OR OWNED     EXPIRATION DATE
---------------------------    ----------------------     -----------------   ------------------
MIAMI-DADE COUNTY:
Coral Gables...............    Corporate headquarters     Owned                 --
                               and branch
Bird Road..................    Branch                     Owned                 --
Calle Ocho.................    Branch                     (1)                 July 2000(2)
Country Walk...............    Branch                     Leased              October 2001
Downtown...................    Branch                     Leased              October 2000
East Hialeah...............    Branch                     Owned                 --
Fisher Island..............    Branch                     Leased              June 2001
Gratigny...................    Branch                     Leased              February 2003
Hialeah....................    Branch                     Owned                 --
LeJeune....................    Branch                     (1)                 January 2001(2)
Little Havana..............    Branch                     (1)                 November 2055
Miami Lakes................    Branch                     Leased              August 2006
Milam Dairy................    Branch                     Leased              July 2003
North Dade.................    Branch                     Leased              March 2000
Orange Bowl................    Branch                     Owned                 --
Overtown...................    Branch                     Leased              October 2000
Palmetto...................    Branch                     Leased              June 2004
South Miami................    Branch                     Owned                 --
Tamiami....................    Branch                     Owned                 --
Suniland...................    Branch                     Leased              March 2002
West Dade..................    Branch                     Owned                 --
West Gables................    Branch                     Owned                 --
West Kendall...............    Branch                     Owned                 --
Westchester................    Branch                     Leased              December 2015
Westland...................    Branch                     Leased              October 2013

BROWARD COUNTY:
Palm Aire..................    Branch                     Leased              December 1999
Tamarac....................    Branch                     Leased              September 2006

----------

(1) Represents branches at which the buildings are located on land, a portion of which is leased by the Company pursuant to a long-term lease.

(2) On locations with multiple land leases, the earliest expiration date is shown.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company is involved only in routine litigation incidental to the business of banking, none of which is expected to have a material adverse effect on the Company. See "Trademarks and Intellectual Property" above for information regarding the Bank's trademark infringement lawsuit.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS.

TRADING MARKET

         Effective February 12, 1998, Republic's Common Stock was listed for trading on the Nasdaq National Market under the symbol "RBCF." Prior to that date, there was no established trading market for the Common Stock. The information required by item 5 describing trading activity is contained in the Annual Report to Shareholders (the "Annual Report"), which is attached hereto as exhibit 13.1, under the caption "Selected Quarterly Market Price Information-1998" this information is incorporated herein by reference.

         As of March 19, 1999 there were approximately 206 holders of record, not including individual participants in security position listings of the Company's Common Stock, and the closing price as quoted on the Nasdaq National Market was $18.50.

DIVIDEND POLICY

         Holders of Common Stock are entitled to receive dividends when and if declared by Republic's Board of Directors out of funds legally available therefor. Republic has declared a dividend on its Common Stock each year since 1990, and in 1998 paid quarterly dividends aggregating $0.29 per share for the year. A quarterly dividend of $0.10 per share was paid for the first quarter of 1999. A dividend is expected to be paid for the remaining quarters leading up to the proposed merger with Union Planters Bank, N.A.

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

SEC registration fee..........................................        $  10,856
NASD filing fee...............................................            4,180
Nasdaq National Market listing fee............................           95,000
Legal fees and expenses.......................................          357,150
Accounting fees and expenses..................................          260,400
Printing and engraving expenses...............................          156,499
Transfer agent and registrar fees.............................            3,500
Miscellaneous fees and expenses...............................           12,479
                                                                       ---------
Total.........................................................         $900,064
                                                                       =========
         The net offering proceeds to Republic after deduction of the above expenses were approximately $16.3 million and have temporarily been invested in securities purchased under agreements to resell transactions with the Bank.

     One of the selling shareholders in the Offering was Rebank Netherlands Antilles N.V. ("Rebank"), which is owned by Roberto Isaias, Estefano Isaias and William Isaias. Roberto, Estefano and William Isaias directly or indirectly own, in the aggregate, 12,540,285 shares or 59.1% of the issued and outstanding Common Stock. Roberto Isaias is the Chairman of the Board of Republic and Estafano and William Isaias are directors of Republic. The net proceeds to Rebank from the sale of 647,320 shares of Common Stock in the Offering were $9,030,114.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1998, Republic took action to reorganize its capital structure by issuing to 13 existing shareholders of the Bank other than Republic an aggregate of 97,693 shares of Common Stock for 41,400 shares of common stock of the Bank. The issuance was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by
Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6.       SELECTED FINANCIAL DATA.

         The information under the caption "Selected Consolidated Financial Data" appearing on page 5 of the Annual Report, which is attached hereto as
Exhibit 13.1, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information contained under the caption "Management's Discussion and Analysis" appearing on pages 6 through 25 of the Annual Report is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the caption "Management's Discussion and Analysis -- Derivatives" and "-- Market Risk, Interest Rate Sensitivity and Liquidity" appearing on pages 19 and 21, respectively, of the Annual Report is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages 26 through 44 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the caption "Election of Directors" to appear in Republic's definitive proxy statement relating to Republic's 1999 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of Republic's fiscal year covered by this Report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of Republic is included in Part 1 of this Report on Form 10-K.

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

                                                                                                           PAGE IN
                                                                                                            ANNUAL
                                                                                                           REPORT*
                                                                                                           -------
/bullet/ Consolidated Balance Sheets as of December 31, 1998 and 1997.................................         26

/bullet/ Consolidated Statements of Operation and Comprehensive Income for the years ended
         December 31, 1998, 1997 and 1996.............................................................         27

/bullet/ Consolidated Statements of Changes in Stockholders' Equity for the years ended  December 31,          28
         1998, 1997 and 1996..........................................................................

/bullet/ Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...      29 - 30

/bullet/ Notes to Consolidated Financial Statements...................................................      31 - 43

/bullet/ Report of Independent Certified Public Accountants...........................................         44

----------
*        Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders.

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

--------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

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

                  (10.12) Agreement and plan of Reorganization by and between Union Planters Bank, National Association and Republic Banking Corporation of Florida (Exhibit 2 to Form 8-K dated March 1, 1999)

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

***     Filed electronically only.

(b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of 1998. A Form 8-K was filed on March 1, 1999 with reference to item 5 Other Events- Announcement of merger agreement between Republic and Union Planters Bank, N.A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REPUBLIC BANKING CORPORATION OF FLORIDA

                                         By: /s/  BERNARDO M. ARGUDIN
                                             -----------------------------------
Dated:  March 30, 1999                      Vice President and Chief Financial
                                            Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                        TITLE                       DATE
              ----------                        -----                       ----
/S/ ROBERTO ISAIAS                      Chairman of the Board          March 30, 1999
----------------------------
ROBERTO ISAIAS

/S/ OSCAR BUSTILLO, JR.               Chief Executive Officer,         March 30, 1999
----------------------------           President and Director
OSCAR BUSTILLO, JR.

/S/ BERNARDO M. ARGUDIN          Vice President and Chief Financial    March 30, 1999
----------------------------      Officer and Principal Accounting
BERNARDO M. ARGUDIN                     Officer and Director

/S/ JOSE P. BARED                             Director                 March 30, 1999
----------------------------
JOSE P. BARED

/S/ JOHN H. BLAKE                             Director                 March 30, 1999
----------------------------
JOHN H. BLAKE

/S/ ESTEFANO ISAIAS                           Director                 March 30, 1999
----------------------------
ESTEFANO ISAIAS

/S/ WILLIAM ISAIAS                            Director                 March 30, 1999
----------------------------
WILLIAM ISAIAS

/S/ MILTON H. LEHR                            Director                 March 30, 1999
----------------------------
MILTON H. LEHR

/S/ FERNANDO TAMAYO                           Director                 March 30, 1999
----------------------------
FERNANDO TAMAYO


                                 EXHIBIT INDEX


Exhibit                             Description
------                              -----------

13.1            Annual Report to Security Holders.

27.1            Financial Data Schedule.