Form 10-K/A
period 1998-12-31
REPUBLIC BANKING CORP OF FLORIDA
filed 1999-04-29
CIK 702592

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
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
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

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

                  DOCUMENTS INCORPORATED BY REFERENCE

         The information on pages 5 through 48 of the Company's 1998 Annual Report to Shareholders is attached to the Form 10-K as Exhibit 13.1 and incorporated by reference into Part II, Items 5, 6, 7, 7A and 8 of the Form 10-K.

-------------------------------------------------------------------------------

         Items 10, 11, 12, 13 and 14 of the Registrant's Form 10-K for the year ended December 31, 1998 are hereby amended in their entirety as follows.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

BOARD OF DIRECTORS

         Republic's board currently consists of nine directors. Set forth below is certain information with respect to each of Republic's directors. Except for Estefano Isaias and William Isaias, all directors serve also as directors of Republic National Bank of Miami (the "Bank").

         CLASS II DIRECTORS- TERMS EXPIRING IN 1999

         JOSE P. BARED (age 57) has been a director of Republic since 1997. Since August 1992, Mr. Bared has been the Chief Executive Officer of Farm Stores. From 1977 to 1992, he was Chief Executive Officer and President of Bared & Co., Inc., an electrical and mechanical engineering contracting firm. Mr. Bared previously served several one year terms as a director of Republic, as Republic had historically rotated two director positions among directors of the Bank, and has served as a director of the Bank since 1972.

         ESTEFANO ISAIAS (age 50) has been a director of Republic since 1982. He has served as President of Seguros Rocafuerte, an Ecuadorian insurance corporation, since September 1985, as President of Emilio Isaias C.A. de Comercio, an Ecuadorian corporation, since January 1980, as President of Compania Minera Gribipe, an Ecuadorian mining corporation, since June 1994 and as President of General Fruit, S.A., a corporation engaged in the fruit exporting business, since March 1995. Mr. Isaias served as a director of Filanbanco, S.A., a major Ecuadorian bank, from June 1980 to December 4, 1998, when an agency of the Republic of Ecuador, which agency guarantees bank deposits, took over control of Filanbanco. Mr. Isaias is the brother of directors William and Roberto Isaias.

         MILTON H. LEHR (age 80) has been a director of Republic since 1997. He has been the owner of the American Travel Club of Miami, a corporation specializing in the organization of travel tours, since December 1978 and has been the co-publisher of "In Spain" magazine since July 1979. From November 1959 until February 1993, Mr. Lehr served as President of International Video Affiliates, a corporation specializing in the sale of television films. He has previously served several one-year terms as a director of Republic, as Republic, until 1998, historically rotated two director positions among directors of the Bank. Mr. Lehr has served as a director of the Bank since 1976.

         Mr. Bared has indicated that he does not intend to stand for re-election in 1999.

         CLASS I DIRECTORS--TERMS EXPIRING IN 2001

         JOHN H. BLAKE (age 53) has been a director of Republic since 1997. He has been the President of A.I. Risk Specialists, Inc., an insurance agency, since January 1995. From June 1994 to December 1994, he was General Manager of Northwest Brokers, a reinsurance broker doing business in Latin America. From November 1992 to June 1994, Mr. Blake worked as a consultant to banks and insurance companies. Mr. Blake has previously served several one year terms as a director of Republic, as Republic, until 1998, historically rotated two director positions among the directors of the Bank. Mr. Blake has served as a director of the Bank since 1986.

         WILLIAM ISAIAS (age 55) has been a director of Republic since 1987. Since December 1998, his principal occupation is his position as President of Indulana, S.A., a textile manufacturing corporation in Ecuador, which he has served as director since 1984. He served as Executive Vice-President of Filanbanco, S.A., a major Ecuadorian bank from 1988 to December 4, 1998, when an agency of the Republic of Ecuador, which agency guarantees bank deposits, took over control of Filanbanco, S.A. He was General Manager of the Quito, Ecuador branch office of Filanbanco, S.A. from 1984 to 1988. Mr. Isaias is the brother of directors Roberto and Estefano Isaias.

         FERNANDO TAMAYO (age 49) has been a director of Republic since 1997. Since May 1986, he has been President of Southern Industrial Sales Corp., a corporation engaged in export of sugar mill equipment to Latin America. Mr. Tamayo has previously served a one year term as a director of Republic, as Republic, until 1998, historically rotated two director positions among the directors of the Bank. Mr. Tamayo has served as a director of the Bank since 1995.

         CLASS III DIRECTORS--TERMS EXPIRING IN 2000

         BERNARDO M. ARGUDIN (age 47) has been a director of Republic since 1997 and Vice President and Chief Financial Officer of Republic since April 1992. Mr. Argudin has served as a director of the Bank since April 1997. He has served as Executive Vice President of the Bank since March 1994, and as Chief Financial Officer of the Bank since March 1992. From May 1988 to March 1992, Mr. Argudin served as Comptroller of the Bank. He was first employed by the Bank in February 1986 as a Loan Review Officer, and served in that capacity until May 1988. From May 1982 to June 1985, Mr. Argudin served as Comptroller of FGS, Inc., a bank holding corporation located in Inverness, Florida. Mr. Argudin worked as a national bank examiner with the Office of the Comptroller of the Currency from June 1973 to May 1982.

         OSCAR BUSTILLO, JR. (age 55) has been a director of Republic since 1989 and President and Chief Executive Officer of Republic since April 1994. Since March 1989, he has served as an officer of Republic. Mr. Bustillo has served as President of the Bank since February 1989, as Chief Executive Officer of the Bank since May 1993, as Chairman of the Board of Directors of the Bank since April 1995 and as a director since February 1989. From April 1985 to February 1989, Mr. Bustillo served as Senior Vice President of the Bank and headed its International Division. From May 1980 to May 1985, Mr. Bustillo served as Vice President of the Bank of New England. During the period from January 1975 to May 1980, Mr. Bustillo served as Assistant Vice President in the Latin American Division of Irving Trust International.

         ROBERTO ISAIAS (age 54) has been a director of Republic since 1970 and Chairman of the Board of Directors since May 1982. Mr. Isaias has served as a director of the Bank since October 1984 and as Chairman of the Executive Committee of the Bank since March 1985. Since December 1988, Mr. Isaias' principal occupation has been his position as Chairman of the Board of Directors of TeleCentro, an television broadcasting network in Ecuador. From 1985 to December 4, 1998, when an agency of the Republic of Ecuador, which agency guarantees bank deposits, took over control of Filanbanco, S.A., Mr. Isaias served as President of Filanbanco, S.A., a major Ecuadorian bank. From 1971 to 1985, Mr. Isaias was employed in various capacities at Filanbanco, S.A. Mr. Isaias is the brother of directors William and Estefano Isaias.


EXECUTIVE OFFICERS

         Set forth below is certain information regarding executive officers of Republic or the Bank.

         ROBERTO ISAIAS (age 54) is the Chairman of the Board of Republic and Chairman of the executive committee and director of the Bank. See "Class III Directors" for additional information.

         OSCAR BUSTILLO, JR. (age 55) is President, Chief Executive Officer and director of Republic and Chairman of the Board, Chief Executive Officer and President of the Bank. See "Class III Directors" for additional information.

         FERNANDO J. MARTINEZ (age 58) is Executive Vice President--Real Estate Lending of the Bank. Mr. Martinez has served as Executive Vice President--Real Estate Lending of the Bank since June 1997. During the period from August 1985 through June 1997, Mr. Martinez served as Senior Vice President of the Bank and headed Commercial Real Estate Lending. Prior to joining the Bank, Mr. Martinez served as Senior Vice President of Consolidated Bank, NA from January 1979 to July 1985.

         BERNARDO M. ARGUDIN (age 47) is Vice President, Chief Financial Officer and director of Republic and Executive Vice President, Chief Financial Officer and director of the Bank. See "Class III Directors" for additional information.

         FELIX M. GARCIA (age 49) is Executive Vice President, Chief Credit Officer and director of the Bank. Mr. Garcia has served as an Executive Vice President and as Head of the Credit Division of the Bank since January 1988, and as Chief Credit Officer of the Bank since October 1992. He has served as a director of the Bank since April 1997. From May 1986 to the present, Mr. Garcia has headed the Bank's Credit Division. From April 1985 to May 1986 he served as Loan Review Officer and as Senior Vice President for the Bank. Prior to joining the Bank, Mr. Garcia served as an OCC field office manager from May 1982 to April 1985, and as an OCC national bank examiner from December 1972 to May 1982.

         EDWARD F. HOLDEN (age 46) is Executive Vice President--Corporate Banking of the Bank. Mr. Holden has served as Executive Vice President--Corporate Banking of the Bank since June 1997. From March 1992 until June 1997, Mr. Holden served as Senior Vice President of the Bank and headed Corporate Lending. Prior to joining the Bank, Mr. Holden served as a Vice President of Southeast Bank, N.A. from January 1987 to April 1991. Before that, Mr. Holden served as a Vice President of Irving Business Center from February 1985 to January 1987. From April 1979 to February 1985, Mr. Holden held a variety of positions with Irving Trust International Bank, including that of Vice President. Mr. Holden held a variety of positions with Southeast Bank, N.A. from January 1976 to July 1979.

         RAFAEL QUINTANA (age 58) is Executive Vice President--Retail Banking of the Bank. Mr. Quintana has served as Executive Vice President--Retail Banking of the Bank since March 1994, and has headed the Bank's Retail Banking Division since March 1992. Mr. Quintana joined the Bank as Senior Vice President in January 1990, and headed the Bank's Marketing Department until March 1992. From March 1975 to August 1989, Mr. Quintana held various positions with Amerifirst Savings, including that of Vice President. Mr. Quintana served as President of Union Federal Savings and Loan Association from May 1974 to May 1975. Mr. Quintana served as Vice President--Retail Banking of Amerifirst Savings from March 1969 to March 1973.

         ORLANDO A. QUINTERO (age 64) is Executive Vice President--Operations of the Bank. Mr. Quintero has served as Executive Vice President--Operations of the Bank since January 1986. During the period from August 1972 through the present, Mr. Quintero has held various positions in the Bank's Operations Department. From January 1952 to December 1965, Mr. Quintero worked in various capacities in banking operations in Cuba.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning compensation paid or accrued during the years ended December 31, 1997 and 1998 to or on behalf of (i) the Chief Executive Officer of Republic (the "CEO") and
(ii) each of the four most highly paid executive officers of Republic or of the Bank other than the CEO (the CEO and such executive officers are herein referred to as the "Named Officers"). The Named Officers are all employees of the Bank and their compensation is paid solely by the Bank.


                                                             ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                                             -------------------                       ----------------------
                                            COMPENSATION
                                            -------------
                                                                                                AWARDS
                                                                                                ------
                                                                                              SECURITIES
                                                                           OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY $   $ BONUS (1)(2)  COMPENSATION $   OPTIONS GRANTED   COMPENSATION $
---------------------------           ----     --------   --------------  --------------   ---------------   --------------

Oscar Bustillo, Jr.                   1998     330,000       110,000            (3)            100,000         $11,669(5)
Chief Executive Officer,              1997     327,500       184,000            (3)               0              5,420(6)
President and director of
Republic and Chairman of the
Board, Chief Executive Officer
and President of the Bank

Fernando J. Martinez                  1998     154,167        25,000            (3)             30,000           6,994(5)
Executive Vice President--Real        1997     140,016        31,000         49,912(4)            0              3,609(6)
Estate Lending of the Bank

Bernardo M. Argudin                   1998     152,500        25,000            (3)             50,000           4,647(5)
Vice President, Chief Financial       1997     138,333        40,000            (3)               0              1,291(6)
Officer and director of Republic
and Executive  Vice President,
Chief Financial Officer and
director of the Bank

Felix M. Garcia                       1998     154,167        21,000            (3)             50,000           3,578(5)
Executive Vice President, Chief       1997     149,167        34,000            (3)               0              1,395(6)
Credit Officer and director of
the Bank

Rafael Quintana                       1998     149,167        17,000            (3)             30,000           6,809(5)
Executive Vice President--Retail      1997     139,166        30,000         17,316(4)            0              3,474(6)
Banking of the Bank

        (1) For 1998, this table reflects a bonus paid in March 1999 for 1998 performance. For 1997, this table reflects a bonus paid in March 1998 for 1997 performance.
        (2) The bonus figures for 1997 do not include bonuses of $194,000, $23,000, $30,000, $38,000 and $37,000 paid to Messrs. Bustillo,
        Martinez, Argudin, Garcia and Quintana, respectively, in March 1997 for 1996 performance.
        (3) The aggregate amount of perquisites and other personal benefits provided to such Named Officer is less than the lesser of 10% of the total annual salary and bonus of such Named Officer or $50,000.
        (4) Represents the amount paid to each of Messrs. Martinez and Quintana to compensate each of them for club interaction fees and annual dues.
        (5) Represents the Bank's contribution of $3,200 to a 401(k) Plan for each individual, other than Felix M. Garcia in respect of whom the contribution to the 401(k) Plan was $2,131, and the amount paid by the Bank for term life insurance.
        (6) Represents the dollar value of premiums paid by the Company for term life insurance.

GRANT OF STOCK OPTIONS IN THE LAST FISCAL YEAR

         The following table present information concerning individual grants of options to purchase Republic common stock made during 1998 to the Named Officers. Republic did not grant any stock appreciation rights ("SARs") in 1998.


                             NUMBER OF       PERCENT OF
                            SECURITIES     TOTAL OPTIONS
                            UNDERLYING    TO EMPLOYEES IN   EXERCISE OR BASE                           GRANT DATE
          NAME              OPTIONS(1)      FISCAL YEAR    PRICE PER SHARE(2)    EXPIRATION DATE        VALUE (3)
          ----              ----------      -----------    ------------------    ---------------      -------------

Oscar Bustillo, Jr.           100,000          24.4%             $15.00         February 10, 2008        $801,000
Fernando J. Martinez           30,000           7.3%             $15.00         February 10, 2008        $240,300
Bernardo M. Argudin            50,000          12.2%             $15.00         February 10, 2008        $400,500
Felix M. Garcia                50,000          12.2%             $15.00         February 10, 2008        $400,500
Rafael Quintana                30,000           7.3%             $15.00         February 10, 2008        $240,300


(1) All options were granted effective February 11, 1998 and all options vest in annual increments of 20% beginning on February 12, 2000.
(2) Under the Republic 1998 Stock Option Plan, the option purchase price must be no less than the fair market value of the shares in the date of the grant.
(3) The grant value was estimated as of the date of the grant at $8.01 per share using the Black-Scholes option pricing model based the following assumptions: Expected Dividend Yield 2.2% Expected Volatility 60.0% Weighted Risk Free Interest Rate 5.65% Expected Life (in years) 7

GRANTS OF STOCK APPRECIATION RIGHTS AND EXERCISE OF OPTIONS

         Republic did not grant any SARs during 1998 and no stock options were exercised during 1998. On December 31, 1998, none of the outstanding options granted to the Named Officers were in-the-money because the price per share of Republic's common stock was $10.62 and the exercise price per share of all such options was $15.00. For the number of options held by each Named Officer, see "Grant of Stock Options in the Last Fiscal Year."

         Under the terms of the agreement to merge with Union Planters each option holder would receive $4.25 per share under option at the effective time of the merger. At such time each option shall no longer represent the right to purchase shares but only the nontransferable right to receive the option settlement payment.-See Item 1. Business- Agreement to Merge into Union Planters Bank, N.A.

PENSION PLAN

         The Bank has a tax-qualified non-contributory defined benefit pension plan covering substantially all full time employees of the Bank, including the Named Officers (the "Pension Plan").

         The following table sets forth the total estimated annual pension benefits payable to a covered participant who retired from service with the Bank in 1998 at age 65 and had attained the earnings and years of service classifications specified under the Pension Plan, based upon compensation covered under the pension plan ("covered compensation") and years of service with the Bank credited under the pension plan ("Credited Service"):

                                                                  YEARS OF CREDITED SERVICE
                                                                  -------------------------
FINAL AVERAGE COMPENSATION                  15 YEARS       20 YEARS        25 YEARS        30 YEARS       35 YEARS
--------------------------                  --------       --------        --------        --------       --------
$ 125, 000                                  $39,725         $43,174        $46,624         $50,074         $53,524

$ 150,000                                    47,796          51,978         56,160          60,342          64,524

$160,000 and above                           51,025          55,499         59,974          64,449          68,924


         Benefits shown above are computed as a single life annuity and are not subject to any deduction for Social Security or other offset amounts. "Final Average Compensation" is a participant's average annual compensation over the five consecutive years in the most recent ten years yielding the highest average annual compensation. A participant's covered compensation includes all annual compensation reported in the Summary Compensation Table, but is subject to certain limitations on compensation under the Internal Revenue Code.

         Estimated years of Credited Service for each of the following officers as of December 31, 1998 are as follows: Oscar Bustillo, Jr.--14 years; Fernando
J. Martinez--14 years; Bernardo M. Argudin-13 years; Felix M. Garcia--14 years; Rafael Quintana-9 years. Covered compensation for all Named Officers was $160,000 each for the fiscal year ended December 31, 1998, which was the limit of covered compensation in 1998 under applicable law.

EMPLOYMENT AGREEMENTS

         Effective January 1, 1998, the Bank entered into employment agreements with nine senior officers, including each of Oscar Bustillo, Jr., President and Chief Executive Officer of Republic and the Bank, Fernando J. Martinez, Executive Vice President--Real Estate Lending of the Bank, Bernardo M. Argudin, Vice President and Chief Financial Officer of Republic and Executive Vice President and Chief Financial Officer of the Bank, Felix M. Garcia, Executive Vice President and Chief Credit Officer of the Bank and Rafael Quintana, Executive Vice President--Retail Banking of the Bank. Each of the agreements is for a term to expire on December 31, 2000. Under the terms of the agreements, Messrs. Bustillo, Martinez, Argudin, Garcia and Quintana, are entitled to receive base salaries equal to their base salaries prior to the agreements of $330,000, $150,000, $140,000, $150,000 and $145,000, respectively, subject to annual review for potential increases. These employment agreements provide that Messrs. Bustillo, Martinez, Argudin, Garcia and Quintana are eligible to receive additional annual incentive compensation based on individual and the Bank's performance, as may be awarded by the compensation committee and approved by the board. These employment agreements also provide for payments upon the occurrence of an event such as the merger contemplated with Union Planters. Messrs. Bustillo, Martinez, Argudin, Garcia and Quintana will be entitled to receive $880,000, $188,000, $376,000, $364,000, and $172,000, respectively, if the merger is consummated and the individual officer does not voluntarily terminate his employment within the three month period following consummation of the merger.

DIRECTOR COMPENSATION

         Prior to February 1998, members of the board of directors of Republic received a fee in the amount of $100 per meeting attended. Beginning in February 1998, members of Republic's board of directors, other than executive officers and directors of the Bank, have received a monthly retainer of $1,000. Each director of Republic, other than executive officers, receives a fee of $300 for each committee meeting attended. Republic will continue to reimburse all directors of Republic for all travel-related expenses incurred in connection with their activities as directors. For the year ended December 31, 1998, Republic and the Bank paid an aggregate of $165,100 in fees to its directors and $39,142 in travel allowances. Republic and the Bank also provide each director with the option to participate in the Bank's self-insured health plan on the same cost basis as employees.

         Each director of Republic and the Bank, other than Messrs. Bustillo, Garcia and Argudin, have received non-qualified options to purchase 10,000 shares, or an aggregate of 120,000 shares, at a price of $15.00 per share. All such options have ten year terms and will be exercisable beginning six months after the date of the grant, except for options granted to Mr. Tamayo and Ms. Betancourt, which will be exercisable in 20% increments beginning on the second anniversary of the grant.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
-------------------

         Based upon information available to Republic, the following table sets forth the number of shares of Republic common stock owned beneficially as of March 17, 1999 by (i) each person who is known by Republic to own beneficially more than 5% of Republic's common stock; (ii) each director and nominee for director; (iii) the Named Officers (see "Executive Compensation"); and (iv) all of the directors and executive officers as a group. Unless otherwise indicated, the person listed is the record owner and has the sole voting and investment power over the shares.


                                                             NUMBER OF SHARES        PERCENT OF OUTSTANDING
      NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)          COMMON STOCK
      -------------------------------------------------- -------------------------- --------------------------

    REBANK NETHERLANDS ANTILLES N.V.(2)
      c/o Amaco (Curacao), N.V.                                 11,959,030                    56.3%
      P.O. Box 3141
      Curacao, Netherlands Antilles


      ROBERTO ISAIAS(3)
      Apartado 149                                              12,545,580                    59.1%
      Guayaquil, Ecuador

      ESTEFANO ISAIAS(4)
      Apartado 149                                              12,543,180                    59.1%
      Guayaquil, Ecuador

      MARIELA ISAIAS(5)
      Apartado 149                                              11,959,030                    56.3%
      Guayaquil, Ecuador

      WILLIAM ISAIAS(6)
      Apartado 149                                              12,550,285                    59.1%
      Guayaquil, Ecuador

      INVESTORS OVERSEAS LIMITED, INC.
      c/o Morgan & Morgan                                        1,294,640                    6.1%
      Torre Swiss Bank Building
      P.O. Box 1824, 16th Floor
      Panama 1, Rep. of Panama

      TRUE FLIGHT INVESTORS, LTD.
      c/o HWR Services Limited                                   1,080,317                    5.1%
      Craigmuir Chambers
      P.O. Box 71
      Road Town
      Tortola, British Virgin Islands

      JOSE P. BARED(7)
      Farm Stores                                                 55,242                        *
      5800 N.W. 74th Avenue
      Miami, Florida 33166

      JOHN H. BLAKE(8)
      A.I. Risk Specialist, Inc.                                  17,662                        *
      Douglas Center
      Suite 1010
      2600 Douglas Road
      Coral Gables, Fl. 33134

      MILTON H. LEHR(9)
      8440 S.W. 104th Street                                      21,300                        *
      Miami, Fl. 33156


      FERNANDO TAMAYO(10)
      4950 S.W. 72nd Avenue                                        6,460                        *
      Suite 112
      Miami, Fl. 33155

      OSCAR BUSTILLO JR.(11)
      2800 Ponce de Leon Blvd.                                    21,902                        *
      Coral Gables, Fl. 33134

      FERNANDO J. MARTINEZ(12)
      2800 Ponce de Leon Blvd.                                     8,392                        *
      Coral Gables, Fl. 33134

      BERNARDO M. ARGUDIN(13)
      2800 Ponce de Leon Blvd.                                    20,750                        *
      Coral Gables, Fl. 33134

      FELIX M. GARCIA(14)
      2800 Ponce de Leon Blvd.                                    12,200                        *
      Coral Gables, Fl. 33134

      RAFAEL QUINTANA(15)
      2800 Ponce de Leon Blvd.                                     7,000                        *
      Coral Gables, Fl. 33134

      All Directors Of Republic
      And Executive Officers As A Group Including               12,745,160                    59.9%
      Those Listed Above--14 Persons(16)

-----------------------
*        Less than 1%.
(1) The nature of the reported beneficial ownership is unshared voting power and investment power unless otherwise indicated.
(2) Each of Roberto and William Isaias owns one third of the shares of Rebank and Estefano and Mariela Isaias, husband and wife, jointly own the remaining one third shares of Rebank. Roberto, Estefano and William Isaias are brothers. The shares of Common Stock owned by the Isaiases through their ownership of Rebank are included in calculating the shares beneficially owned by Roberto, Estefano, Mariela and William Isaias.
(3) Includes 11,959,030 held by Rebank, 574,150 shares jointly held by Roberto, Estefano and William Isaias, 2,400 shares held by Roberto Isaias individually, and 10,000 shares subject to options.
(4) Includes 11,959,030 held by Rebank, 574,150 shares jointly held by Roberto, Estefano and William Isaias and 10,000 shares subject to options.
(5) Includes 11,959,030 held by Rebank. Does not include the 574,150 shares jointly held by Roberto, Estefano and William Isaias.
(6) Includes 11,959,030 held by Rebank, 574,150 shares jointly held by Roberto, Estefano and William Isaias, 7,105 shares held jointly by William Isaias and his wife and 10,000 shares subject to options.
(7) Includes 40,500 shares held as trustee for his adult children, 4,742 shares held individually by Mr. Bared and 10,000 shares subject to options.
(8) Includes 250 shares held in trust for his adult daughter, 2,000 shares held in trust for his mother and 10,000 shares subject to options.



(9)      Includes 10,000 shares subject to options.
(10) Does not include 10,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(11) Includes 19,502 shares owned jointly with his wife, Virginia, and 2,400 shares held individually. Does not include 100,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(12) Does not include 30,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(13) Includes 14,250 shares owned jointly with his wife, Cynthia, and 6,500 shares held by his wife as custodian for their minor children under the Florida Gifts to Minors Act. Does not include 50,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(14) Includes 500 shares owned jointly with his wife, Diana, 11,100 shares held individually and 600 shares jointly owned by his wife and his wife's daughter. Does not include 50,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(15) Shares listed are held in trust by Mr. Quintana for his adult children. Does not include 30,000 shares of Common Stock subject to options, which options will not be exercisable within sixty days from March 17, 1999.
(16) Listed shares do not include shares options granted to Mr. Tamayo and all executive officers, which options will not be exercisable within sixty days from March 17, 1999. Listed shares include shares subject to options held by all directors, other than Mr. Tamayo and directors who are executive officers.


         Roberto Isaias, Estefano Isaias and William Isaias and Rebank have pledged a majority of the outstanding shares of Common Stock of Republic to SunTrust Bank, Miami, N.A. ("SunTrust") as security for loans granted by SunTrust to the Isaiases. UPBNA is a participant in these loans. Roberto, Estefano, Mariela and William Isaias have also pledged all of their shares of Common Stock in Rebank to SunTrust as security for said loans. A default under said loans and the subsequent exercise by SunTrust of its rights under the agreements evidencing or securing said loans could result in a change in control of Republic.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         From time to time, the Bank makes loans and extends credit to the Bank's officers, directors, employees and to certain companies affiliated with such persons. In the opinion of Republic, all of such loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons entered into on an arm's length basis and did not involve more than the normal risk of collectibility. At December 31, 1998, an aggregate of $2,110,000 million of loans and extensions of credit were outstanding to the existing executive officers and directors of Republic and the Bank and to certain companies affiliated with such persons.

         In addition to federal law, the Bank's policy as it relates to certain affiliates requires that transactions with its officers, directors or affiliates be on terms no less favorable than those that could be obtained from unrelated third parties. Republic believes that the foregoing transactions were on terms no less favorable than those that could have been obtained from unrelated third parties. Any transactions requiring approval of the Bank's board of directors must be approved by a majority of the Bank's disinterested directors. Currently, any such transaction in excess of $25,000, if not otherwise required by law to be approved by the board of directors, requires approval of the Bank's executive committee.

COMPLIANCE WITH SECTION 16(A) OF THE ACT

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires Republic's executive officers and directors to file reports of ownership and changes in ownership in Republic common stock with the Securities and Exchange Commission.

Based solely upon the review of forms furnished to the registrant by persons covered by this provision of the Act, Republic believes that its executive officers and directors complied with all applicable filing requirements, except for one report that was filed late by Director Tamayo with respect to a purchase of shares in December 1998.

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

                  (10.13) Merrill Lynch Special Prototype Defined Contribution Plan Adoption Agreement

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 29, 1999                              REPUBLIC BANKING CORPORATION OF

                                            FLORIDA

                                            By:/s/ BERNARDO M. ARGUDIN
                                               --------------------------
                                                   Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------


10.13                                 Merrill Lynch Special Prototype Defined
                                      Contribution Plan Adoption Agreement