Form 10-Q
period 1999-03-31
REPUBLIC BANKING CORP OF FLORIDA
filed 1999-05-13
CIK 702592

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 21,230,892



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

Item 6.  Exhibits and Reports on Form 8-K

PART I.
ITEM 1.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,        DECEMBER 31,
                                                               -----------       ------------
                                                                  1999               1998
--------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
                                                               -----------
                                                                      (IN THOUSANDS)
                               ASSETS
Cash and cash equivalents:
Cash and due from banks .................................      $    44,765       $    48,296
Federal funds sold ......................................           36,001            23,705
--------------------------------------------------------------------------------------------
                                                                    80,766            72,001
Interest earning deposits in other banks ................              137               136
Held-to-maturity securities (market value of $190,595 at
   March 31, 1999 and $223,255 at December 31, 1998) ....          189,459           221,046
Available-for-sale securities ...........................          163,709           167,267
Loans receivable, net ...................................          977,506         1,018,365
Premises and equipment, net .............................           55,231            55,657
Bank premises held for sale .............................            2,100             2,100
Customers' acceptance liability .........................            4,190             4,469
Accrued interest receivable .............................           12,820            13,833
Other real estate owned .................................              259                34
Deferred taxes ..........................................            5,762             4,753
Goodwill and other intangibles ..........................           11,502            11,751
Other assets ............................................            5,012             4,000
--------------------------------------------------------------------------------------------
Total assets ............................................      $ 1,508,453       $ 1,575,412
============================================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing ....................................      $   252,459       $   260,253
Interest bearing:
NOW and money market ....................................          195,268           186,066
Savings .................................................          129,156           129,430
Time ....................................................          720,664           709,621
--------------------------------------------------------------------------------------------
                                                                 1,297,547         1,285,370
Securities sold under repurchase agreements .............           22,469            55,099
Other short-term borrowings .............................            3,047             3,200
FHLB borrowings .........................................               --            50,000
Acceptances outstanding .................................            4,190             4,469
Accrued interest payable ................................            2,587             2,944
Income taxes payable ....................................            3,592               618
Other liabilities .......................................            1,725             2,058
--------------------------------------------------------------------------------------------
Total liabilities .......................................        1,335,157         1,403,758
--------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary ............              657               651
--------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock -- authorized 50,000,000 shares of $0.01 par
   value: 21,230,892 shares issued and outstanding at
   March 31, 1999 and December 31, 1998 .................              212               212
Capital surplus .........................................          114,519           114,519
Retained earnings .......................................           58,253            56,011
Accumulated other comprehensive (loss) income ...........             (345)              261
--------------------------------------------------------------------------------------------
Total stockholders' equity ..............................          172,639           171,003
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity ..............      $ 1,508,453       $ 1,575,412
============================================================================================

See condensed notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                         -----------------------------------
                                                                1999               1998
--------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
                                                         -----------------------------------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
Interest and fees on loans .............................      $22,075            $20,984
Investment securities:
Taxable interest .......................................        5,487              5,486
Tax exempt interest ....................................          278                369
Interest on deposits in other banks ....................            2                 90
Interest on federal funds sold .........................          375                805
----------------------------------------------------------------------------------------
Total interest income ..................................       28,217             27,734
----------------------------------------------------------------------------------------
Interest expense:
Deposits ...............................................       10,925             11,970
Securities sold under repurchase agreements ............          488                510
Other borrowings .......................................          385                101
----------------------------------------------------------------------------------------
Total interest expense .................................       11,798             12,581
----------------------------------------------------------------------------------------
Net interest income ....................................       16,419             15,153
Provision for loan losses ..............................        1,560              1,500
----------------------------------------------------------------------------------------
Net interest income after provision for loan losses ....       14,859             13,653
----------------------------------------------------------------------------------------
Non-interest income:
Service charges on deposit accounts ....................        2,750              2,984
Other charges, commissions and fees ....................        3,097              2,668
Gain on sale of securities .............................            0                 52
----------------------------------------------------------------------------------------
                                                                5,847              5,704
----------------------------------------------------------------------------------------
Non-Interest expenses:
Salaries and wages .....................................        5,409              5,193
Employee benefits ......................................        1,532              1,396
Occupancy expense ......................................        1,495              1,666
Furniture and equipment expense ........................          835                753
Other real estate owned expense ........................           20                 47
Other ..................................................        4,508              4,060
----------------------------------------------------------------------------------------
                                                               13,799             13,115
----------------------------------------------------------------------------------------
Income before provision for income taxes ...............        6,907              6,242
Provision for income taxes .............................        2,523              1,932
----------------------------------------------------------------------------------------
Income before minority interest ........................        4,384              4,310
Minority interest ......................................           19                 41
----------------------------------------------------------------------------------------
Net income .............................................      $ 4,365            $ 4,269
----------------------------------------------------------------------------------------
Basic and diluted earnings per share ...................      $  0.21            $  0.21
========================================================================================

See condensed notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                COMMON STOCK
                                           ---------------------                                       ACCUMULATED
                                             SHARES                                                        OTHER           TOTAL
                                           ISSUED AND       PAR           CAPITAL       RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                           OUTSTANDING     VALUE          SURPLUS       EARNINGS       INCOME (LOSS)      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
                                                                          (IN THOUSANDS)
Balance at January 1, 1998 .............     20,093      $  10,047       $  89,394      $  46,311       $     379       $ 146,131
Change in par value ....................         --         (9,846)          9,846             --              --              --
Cash dividend ..........................         --             --              --         (1,407)             --          (1,407)
Net income .............................         --             --              --          4,269              --           4,269
Initial public offering, net of
     offering expenses .................      1,233             12          16,292             --              --          16,304
Other comprehensive loss ...............         --             --              --             --            (152)           (152)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998 ..............     21,326      $     213       $ 115,532      $  49,173       $     227       $ 165,145
==================================================================================================================================


Balance at January 1, 1999 .............     21,231      $     212       $ 114,519      $  56,011       $     261       $ 171,003
Cash dividend ..........................         --             --              --         (2,123)             --          (2,123)
Net income .............................         --             --              --          4,365              --           4,365
Other comprehensive loss ...............         --             --              --             --            (606)           (606)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999 ..............     21,231      $     212       $ 114,519      $  58,253       $    (345)      $ 172,639
==================================================================================================================================


See condensed notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -------------------------
                                                                                     1999            1998
-----------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
Net income .................................................................      $   4,365       $   4,269
-----------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated subsidiary ...............................             19              41
Depreciation and amortization ..............................................            778             818
Net investment amortization (accretion) ....................................            170            (107)
Amortization of goodwill and other intangibles .............................            281             284
Provision for loan losses ..................................................          1,560           1,500
Deferred tax benefit .......................................................           (625)             --
Gain on sale of securities .................................................             --             (52)
Other ......................................................................             12              (2)
Changes in assets and liabilities:
Decrease in unearned income ................................................           (389)            (69)
Decrease in accrued interest receivable ....................................          1,013           1,515
Increase in other assets ...................................................         (1,012)           (611)
Increase in income taxes payable ...........................................          2,974           1,789
Decrease in accrued interest payable .......................................           (357)            (13)
Decrease in other liabilities ..............................................           (333)           (616)
-----------------------------------------------------------------------------------------------------------
Total adjustments ..........................................................          4,091           4,477
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ..................................          8,456           8,746
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from redemptions of held-to-maturity securities ...................         34,524          44,097
Purchases of held-to-maturity securities ...................................         (2,986)       (110,778)
Proceeds form sales or redemptions of available-for-sale securities ........         17,459          92,600
Purchases of available-for-sale securities .................................        (15,014)        (39,490)
Net loan payments (originations) ...........................................         39,450          (9,513)
Investment in premises and equipment .......................................           (360)           (644)
Other ......................................................................            (25)            (27)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ........................         73,048         (23,755)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net Increase in demand deposits, NOW, money market and savings accounts.....          1,134          16,446
Net increase (decrease) in time deposits ...................................         11,043         (15,473)
Net (decrease) increase in securities sold under repurchase agreements .....        (32,630)          8,149
Net decrease in other borrowings ...........................................        (50,153)         (1,377)
Net proceeds from Issuance of common stock .................................             --          16,304
Dividend paid by subsidiary to minority interest ...........................            (10)            (15)
Cash dividends paid ........................................................         (2,123)         (1,407)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities ........................        (72,739)         22,627
-----------------------------------------------------------------------------------------------------------
Net  increase in cash and cash equivalents .................................          8,765           7,618
Cash and cash equivalents, beginning of the year ...........................         72,001         125,400
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at March 31 .....................................      $  80,766       $ 133,018
===========================================================================================================

(continued)

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS---(CONTINUED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -------------------------
                                                                                     1999            1998
-----------------------------------------------------------------------------------------------------------
                                                                                          (UNAUDITED)
                                                                                        (IN THOUSANDS)
Supplemental disclosures of cash flow information:
Cash paid during the period for:

Interest ...................................................................      $  12,155       $  12,594
===========================================================================================================
Income taxes ...............................................................      $     175       $      91
===========================================================================================================
Supplemental disclosure of noncash investing and financing activities:
Transfers from loans to other real estate owned ............................      $     238              --
===========================================================================================================


See condensed notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                          1999          1998
----------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Net Income .......................................................      $ 4,365       $ 4,269
----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
  Net unrealized losses on securities available for sale
          arising during the period ..............................         (606)         (103)
  Reclassification adjustment for net gains included in net income           --           (49)
----------------------------------------------------------------------------------------------
Other comprehensive loss .........................................         (606)         (152)
----------------------------------------------------------------------------------------------
Comprehensive income .............................................      $ 3,759       $ 4,117
==============================================================================================


See condensed notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. GENERAL

The accounting and reporting policies of Republic Banking Corporation of Florida and its subsidiary conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1998 Annual Report on Form 10-K.

The results of operations for the three-month period ended March 31, 1999 may not be indicative of operating results for the year ending December 31, 1999.

The financial statements for the three month period ended March 31, 1999 and March 31, 1998 have not been audited.

In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1999 and 1998, all of which are of a normal and recurring nature, have been included.

B.  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows (in thousands):

                                               FOR THE THREE MONTHS
                                                      ENDED
                                                    MARCH 31,
                                             -----------------------
                                               1999           1998
--------------------------------------------------------------------
Balance at beginning of period ........      $ 12,402       $ 11,999
Provision charged to operations .......         1,560          1,500
--------------------------------------------------------------------
                                               13,962         13,499
--------------------------------------------------------------------

Loans charged-off .....................          (409)          (680)
Less recoveries .......................           441            347
--------------------------------------------------------------------
     Net recoveries (charge-offs) .....            32           (333)
--------------------------------------------------------------------
Balance at end of period ..............      $ 13,994       $ 13,166
====================================================================
Loans not accruing interest at end
     of period ........................      $ 10,177       $ 10,959
====================================================================

--------------------------------------------------------------------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

C.  EARNINGS PER COMMON SHARE

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                                1999            1998
--------------------------------------------------------------------------------------------------------
Basic Shares:
Weighted average common shares outstanding .............................      21,230,892      20,682,358
Earnings per common share ..............................................     $      0.21     $      0.21

Diluted Shares:
Weighted average common shares outstanding .............................      21,230,892      20,682,358
Weighted average common shares assumed
     outstanding to reflect dilutive effect of common stock options ....          27,119          36,071
Total diluted average common shares outstanding ........................      21,258,011      20,718,429
Diluted earnings per common share ......................................     $      0.21     $      0.21



D.  TAX EFFECT OF OTHER COMPREHENSIVE INCOME

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 1999
                                                                            ---------------------------------
                                                                            BEFORE-TAX     TAX     NET-OF-TAX
                                                                              AMOUNT     EFFECT      AMOUNT
-------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
Unrealized gains (losses) on securities:
Net unrealized losses on securities available
    for sale arising during the period .................................      $(987)      $ 381      $(606)
Reclassification adjustment for net gains
    included in net income .............................................         --          --         --
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss ...............................................      $(987)      $ 381      $(606)
===========================================================================================================

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 1998
                                                                            ---------------------------------
                                                                            BEFORE-TAX     TAX     NET-OF-TAX
                                                                              AMOUNT     EFFECT      AMOUNT
-----------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
Unrealized gains (losses) on securities:
Net unrealized losses on securities available
    for sale arising during the period .................................      $(167)      $  64       $(103)
Reclassification adjustment for net gains
    included in net income .............................................        (80)         31         (49)
-----------------------------------------------------------------------------------------------------------
Other comprehensive loss ...............................................      $(247)      $  95       $(152)
===========================================================================================================

--------------------------------------------------------------------------------
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

E.  SEGMENT REPORT

The following table represents the total dollar amount of external revenue, internal revenue and net income before taxes by operating segment for the quarter ended March 31, 1999 (in thousands).

                                                RESIDENTIAL
                                  COMMERCIAL      MORTGAGE   INTERNATIONAL    PRIVATE     COMMERCIAL
                                  REAL ESTATE     LENDING     OPERATIONS      BANKING      LENDING
----------------------------------------------------------------------------------------------------
External revenue ...........       $  8,721      $  3,633      $  3,166      $    571      $  4,753

Internal revenue ...........       $      0      $      4      $     14      $  1,956      $      0

Net income before taxes .....      $  3,901      $  1,141      $    804      $    118      $  1,193

                                                                                INTER SEGMENT
                                        RETAIL      INVESTMENTS      OTHER      ELIMINATIONS        TOTAL
                                       -------------------------------------------------------------------
External revenue ...................   $  7,010       $  6,260      $     89       $   (139)      $ 34,064

Internal revenue ...................   $ 10,080       $      0      $  6,384       $(18,438)      $      0

Net income (loss) before taxes .....   $   (562)      $  1,205      $   (754)      $   (139)      $  6,907

Net income before taxes is computed based on internal allocations for income and expense recognition. These allocations include an assigned cost of capital, overhead and income or expense associated with the internal sale of funds between domestic and foreign activities.

F.  FOREIGN ACTIVITIES

Republic lends to foreign domiciled borrowers and obtains deposits from foreign domiciled customers. To a lesser extent, Republic makes investments in foreign securities.

The following table represents the total dollar amount of revenue, net income before taxes and net income associated with foreign activities for the quarter ended March 31, 1999 (in thousands).

               Interest Income                          $3,623
               Non Interest Income                         278
               ------------------------------------------------
                 Total Revenue                          $3,901
               ================================================

               ------------------------------------------------
               Net Income Before Taxes                  $1,632
               ================================================

               ------------------------------------------------
               Net Income                               $1,003
               ================================================

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

RESULTS OF OPERATIONS

Republic Banking Corporation of Florida ("Republic") reported first quarter 1999 net income of $4.4 million or $0.21 per average basic and diluted share, compared to $4.3 million or $0.21 per average basic and diluted share in the first quarter of 1998.

First quarter 1999 and 1998 results represent a return on average assets of 1.14%. Return on average shareholders' equity was 10.36% for the first quarter of 1999 compared to 11.19% for the first quarter of 1998.

Net income for the first quarter of 1999 increased from the first quarter of 1998 by 2.3%. Net income per average basic and diluted share remained constant with the first quarter of 1998 due to an increase in the number of common shares outstanding in 1998.

On February 22, 1999, Union Planters Bank, N.A. ("Union Planters") and Republic entered into an agreement to merge. Under the term of this agreement, Republic will be merged into Union Planters and Republic shareholders will receive cash for their shares of common stock in Republic. The transaction is subject to regulatory and shareholder approval and is expected to be consummated in mid-July. In the interim, Republic is conducting its business in accordance with the terms of the agreement and management's attention and emphasis is aimed at the consummation of the transaction and subsequent integration into the Union Planters' system. Steps taken towards this end may adversely affect temporarily Republic's earnings.

--------------------------------------------------------------------------------
SELECTED QUARTERLY DATA

                                                                          AS OF AND FOR THE
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                           ---------------------------------------------
                                                                      1999                1998
--------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
                                                           ---------------------------------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income ........................................          $    28,217        $    27,734
Interest expense .......................................               11,798             12,581
                                                                  ------------------------------
Net interest income ....................................               16,419             15,153
Provision for loan losses ..............................                1,560              1,500
                                                                  ------------------------------
Net interest income after provision for loan losses ....               14,859             13,653
Non-interest income ....................................                5,847              5,704
Non-interest expenses ..................................               13,799             13,115
                                                                  ------------------------------
Net income before taxes ................................                6,907              6,242
Provision for income taxes .............................                2,523              1,932
Minority interest ......................................                   19                 41
                                                                  ------------------------------
Net income .............................................          $     4,365        $     4,269
                                                                  ==============================

PER SHARE DATA:
Basic and diluted earnings .............................          $      0.21        $      0.21
Book value .............................................                 8.13               7.74
Tangible book value ....................................                 7.59               7.16
Cash dividends .........................................                 0.10               0.07
Dividends payout ratio .................................                47.62 %            33.33 %
Weighted average common and common equivalent
     shares outstanding (in thousands) .................               21,231             20,682

BALANCE SHEET DATA:
Total assets ...........................................          $ 1,508,453        $ 1,543,577
Securities .............................................              353,168            386,471
Total loans ............................................              991,500            938,657
Allowance for loan losses ..............................               13,994             13,166
Total deposits .........................................            1,297,547          1,303,190
Total shareholders' equity .............................              172,639            165,145
AVERAGE BALANCE SHEET DATA:
Total assets ...........................................          $ 1,555,975        $ 1,516,697
Securities .............................................              380,469            379,668
Total loans ............................................            1,010,806            930,644
Allowance for loan losses ..............................               12,877             12,348
Total deposits .........................................            1,291,310          1,298,918
Total shareholders' equity .............................              170,884            154,699
PERFORMANCE RATIOS:
Return on average assets ...............................                 1.14 %             1.14 %
Return on average equity ...............................                10.36              11.19
Net interest margin ....................................                 4.68               4.47
Efficiency ratio .......................................                61.97              62.88
ASSET QUALITY RATIOS:
Non-performing assets to total loans
     and other real estate .............................                 1.07 %             1.43 %
Net loan charge-offs to average loans ..................                (0.00)              0.04
Allowance for loan losses to total loans ...............                 1.41               1.40
Allowance for loan losses to non-performing loans ......               135.68             115.17
CAPITAL RATIOS:
Leverage ratio (Tier 1 capital-to-total assets) ........                10.78 %            10.23 %
Tier 1 risk-based capital ratio ........................                17.34              16.93
Total risk-based capital ratio .........................                18.59              18.18

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

NET INTEREST INCOME

Net interest income for the first quarter of 1999 increased by 8.4% from the first quarter of 1998 due to an increase in the volume of average interest earning assets, which increased by 3.6%, and also due to an increase in the net interest margin.

Growth in average interest earning assets was centered in loans. The average loan volume increased by $80 million or 8.6%, while the average volume of lower yielding federal funds sold declined by $31 million. Average interest bearing liabilities increased by $33 million or 3.1%. Average equity funding increased by $16 million.

Net interest margin increased from 4.47% in the first quarter of 1998 to 4.68% in the first quarter of 1999. Net interest spread increased from 3.49% in the first quarter of 1998 to 3.77% in the first quarter of 1999. The wider margin reflects increased equity funding and improvement in the company's cost of interest bearing liabilities which declined by 43 basis point while the yield on earning assets declined by only 15 basis point.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)


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

                                                                           THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------------------
                                                               1999                                          1998
                                             ------------------------------------------   ------------------------------------------
                                                AVERAGE                                     AVERAGE
                                              OUTSTANDING     INTEREST       AVERAGE      OUTSTANDING      INTEREST        AVERAGE
                                                BALANCE     EARNED/PAID     YIELD/RATE      BALANCE       EARNED/PAID     YIELD/RATE
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest earning assets:
Total loans ...............................    $1,010,806     $ 22,075 (1)     8.86  %    $   930,644     $   20,984 (1)    9.14  %
Taxable securities ........................       359,425        5,487         6.19           350,813          5,486        6.34
Tax-exempt securities .....................        21,044          278         5.36            28,855            369        5.19
Federal funds sold and other
     temporary investments ................        32,065          377         4.77            63,218            895        5.74
                                               ----------     --------       ------       -----------     ----------     -------
Total interest earning assets .............     1,423,340       28,217         8.04         1,373,530         27,734        8.19
                                                              --------       ------                       ----------     -------
Less allowance for loan losses ............        12,877                                      12,348
                                               ----------                                 -----------
Total interest earning assets, net of
     allowance .............................    1,410,463                                   1,361,182
Non-earning assets .........................      145,512                                     155,515
                                               ----------                                 -----------
Total assets ...............................   $1,555,975                                 $ 1,516,697
                                               ==========                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits ...........   $   52,565          135         1.04       $    59,920            224        1.52
Savings and money market accounts ..........      265,525        1,877         2.87           252,847          1,949        3.13
State, county and municipal
     certificates of deposit ...............       98,748        1,281         5.26            46,883            660        5.71
Certificates of deposit ....................      622,225        7,632         4.97           675,672          9,137        5.48
Federal funds purchased and securities
    sold under repurchase agreements .......       44,695          488         4.43            46,656            556        4.83
Other borrowings ...........................       35,724          385         4.37             4,263             55        5.23
                                               ----------     --------       ------       ------------    ----------     -------
Total interest bearing liabilities .........    1,119,482       11,798         4.27         1,086,241         12,581        4.70
                                                              --------       ------                       ----------     -------

Non-interest bearing demand deposits .......      252,247                                     263,596
Other liabilities ..........................       12,709                                      10,801
                                               ----------                                 -----------
Total liabilities ..........................    1,384,438                                   1,360,638
Minority interest ..........................          653                                       1,360
Shareholders' equity .......................      170,884                                     154,699
                                               ----------                                 -----------
Total liabilities and shareholders' equity .   $1,555,975                                 $ 1,516,697
                                               ==========                                 ===========
Net interest income ........................                  $ 16,419                                    $   15,153
                                                              ========                                    ==========
Net interest spread ........................                                  3.77%                                        3.49%
                                                                             ======                                      =======
Net interest margin ........................                                  4.68%                                        4.47%
                                                                             ======                                      =======


(1)  Includes $1,091,000 and $ 577,000 in loan fees for 1999 and 1998, respectively.

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

                                                                       THREE MONTHS ENDED
                                                                     MARCH 31, 1999 V. 1998
                                                              ------------------------------------
                                                                INCREASE (DECREASE)
                                                                      DUE TO
                                                              ----------------------
                                                               VOLUME          RATE         TOTAL
--------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Interest earning assets:
Total loans ............................................      $ 1,807       $  (716)      $ 1,091
Securities .............................................           12          (102)          (90)
Federal funds sold and other temporary investments .....         (441)          (77)         (518)
-------------------------------------------------------------------------------------------------
Total increase (decrease) in interest income ...........        1,378          (895)          483
-------------------------------------------------------------------------------------------------
Interest bearing liabilities:
Interest bearing demand deposits .......................          (28)          (61)          (89)
Savings and money market accounts ......................           98          (170)          (72)
State, county and municipal certificates of deposit.....          730          (109)          621
Certificates of deposit and other time deposits ........         (722)         (783)       (1,505)
Federal funds purchased and securities sold under
     repurchase agreements .............................          (23)          (45)          (68)
Other borrowings .......................................          406           (76)          330
-------------------------------------------------------------------------------------------------
Total increase (decrease) in interest expense ..........          461        (1,244)         (783)
-------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income .............      $   917       $   349       $ 1,266
=================================================================================================

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

PROVISION FOR LOAN LOSSES

In determining the adequacy of the allowance for loan losses, Republic considers portfolio quality, composition, loss experience, growth, economic conditions and other risk factors related to the loan portfolio. The provision for loan losses for the first quarter of 1999 increased to $1.560 million from $1.500 million in the first quarter of 1998, a 4.0% increase. At March 31, 1999 the allowance for loan losses, at $14 million, represented 1.4% of total loans and 135.7% of non-performing loans.

First quarter 1999 recoveries exceeded charge-offs. Net recoveries for the 1999 first quarter were $32,000 as compared to net charge-offs of $333,000, or 0.04% of average loans, in the first quarter of 1998.

The provision for the first quarter of 1999 of $1.560 million increased the allowance for loan losses from 1.2% of total loans at December 31, 1998 to 1.4% of total loans at March 31, 1999. The provision amount results from management's assessment of potential losses in the loan portfolio. The provision amount includes $169,000 in allocated transfer risk reserves for cross-border risk exposure.

NON-INTEREST INCOME

Non-interest income for the first quarter of 1999 increased by 2.5% from the first quarter of 1998, excluding securities transactions. The increase in non-interest income results primarily from growth in revenues from merchant credit card discounts which increased 21.8% from the first quarter of 1998. The increase in merchant credit card discount revenues, however, was offset by a larger dollar increase in associated interchange expenses reflected in non-interest expense. Deposit service charge income declined by 7.8% from the first quarter of 1998 reflecting lower overdraft transaction fee income.

The following table represents, for the periods indicated, the major categories of non-interest income.

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                             --------------------------
                                                1999         1998
-----------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)

Service charges on deposit accounts ......      $2,750      $2,984
Merchant credit card discounts ...........       2,181       1,790
Gains on sale of securities ..............          --          52
Other non-interest income ................         916         878
-----------------------------------------------------------------------
          Total non-interest income ......     $5,847      $5,704
=======================================================================

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS--(CONTINUED)

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 1999 increased by 5.2% from the first quarter of 1998. Personnel costs increased by 5.3% in the same period. Merchant credit card exchange fees increased by 39.2%. See NON-INTEREST INCOME. Occupancy, furniture and equipment, and other expenses were level with the first quarter of 1998.

The following table represents, for the periods indicated, the major categories of non-interest expenses.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                                 1999          1998
----------------------------------------------------------------------
                                             (DOLLARS IN THOUSANDS)

Employee compensation and benefits              $ 6,941       $ 6,589
----------------------------------------------------------------------
Non-staff expenses:

Occupancy                                         1,495         1,666
Furniture and equipment                             835           753
Merchant credit card interchange fees             1,684         1,210
Amortization of intangibles                         281           283
Other                                             2,563         2,614
----------------------------------------------------------------------
Total non-staff expenses                          6,858         6,526
----------------------------------------------------------------------
Total non-interest expense                      $13,799       $13,115
======================================================================

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION


LOAN PORTFOLIO

End of period gross loans at March 31, 1999 declined by $39.5 million, or 3.8%, from December 31, 1998. The decline was centered in foreign loans which decreased by $34.0 million, or 17.0%, as management reduced its foreign exposure in light of economic conditions in some South American countries.

Construction loans increased by 14.9% during the quarter and offset most of the decline in other domestic loan categories. Commercial real estate loans declined by 5.3% during the quarter. Consumer lending volume continues to decline as a result of the discontinuation of the indirect auto lending activities in 1997.

The following table reflects the major classification of loans for the periods indicated.

                                                        MARCH 31,            DECEMBER 31,
                                                     ------------------------------------
                                                          1999                  1998
-----------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
Domestic:
Commercial ........................................     $ 223,611            $ 228,472
Commercial real estate ............................       242,071              255,604
Construction ......................................       162,261              141,241
Domestic banks ....................................           100                    -
Residential first mortgages .......................       150,528              154,466
Residential equity lines ..........................        12,937               13,324
Consumer ..........................................        32,758               36,028
Overdrafts ........................................         3,353                3,965
---------------------------------------------------------------------------------------
Total domestic ....................................       827,619              833,100
---------------------------------------------------------------------------------------
Foreign:
Banks .............................................       101,132              115,392
Government ........................................        15,200               30,200
Other .............................................        49,668               54,408
---------------------------------------------------------------------------------------
Total foreign .....................................       166,000              200,000
---------------------------------------------------------------------------------------
Total gross loans .................................       993,619            1,033,100
Unearned income ...................................        (2,119)              (2,333)
---------------------------------------------------------------------------------------
                                                          991,500            1,030,767
Allowance for loan losses and transfer risk .......       (13,994)             (12,402)
---------------------------------------------------------------------------------------
Loans, net ........................................     $ 977,506          $ 1,018,365
---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)


TOTAL CROSS-BORDER OUTSTANDINGS BY COUNTRY

The following table sets forth, at the dates indicated, the aggregate amount of Republic's cross-border outstandings (including foreign bonds, due from bank accounts, acceptances and interest earning deposits with other banks), as well as the percentage of such cross-border outstandings to Republic's total assets.

Cross-border exposures in which the total to one country did not reach $14 million, on the dates indicated are aggregated under "Other".

                                                   MARCH 31,                  DECEMBER 31,
                                         --------------------------  -----------------------------
                                                    1999                         1998
                                         --------------------------  -----------------------------
                                                           % OF TOTAL                   % OF TOTAL
                                              AMOUNT         ASSETS        AMOUNT         ASSETS
--------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN MILLIONS)
Ecuador                                        $35            2.32%         $42            2.67%
Peru                                            19            1.26           29            1.84
El Salvador                                     17            1.13           12            0.76
Brazil                                          15            0.99           34            2.16
Guatemala                                       15            0.99           12            0.76
Panama                                          14            0.93           14            0.89
Other                                           55            3.65           58            3.68
                                         ---------------------------------------------------------
     Total                                    $170           11.27%       $ 201           12.76%
                                         =========================================================


Cross-border outstandings reflect the country of domicile of the obligor. Some of these obligations are guaranteed or secured by collateral outside the country of domicile of the obligor. As of March 31, 1999, approximately $26 million in loans to foreign domiciled borrowers were secured by first mortgages on residential property in the United States and approximately $10 million were secured by cash collateral on deposit at Republic.

NON-PERFORMING ASSETS

The following table presents information regarding non-performing assets at the dates indicated.

                                               MARCH 31,    DECEMBER 31,
                                               --------     ------------
                                                 1999           1998
                                               --------       --------
                                                (DOLLARS IN THOUSANDS)

Non-accrual loans ........................      $10,177       $ 7,619
Restructured loans .......................           --            48
Accruing loans 90 days
   or more past due ......................          137         2,318
Other real estate ........................          259            34
                                                -------       -------
   Total non-performing assets ...........      $10,573       $10,019
                                                =======       =======
Non-performing assets to total loans
   and other real estate .................         1.07%         0.97%


At March 31, 1999, non-performing assets increased by $0.6 million from December 31, 1998, reflecting an increase in the overall volume of non-accrual loans. The ratio of non-performing assets to total loans and other real estate increased from 0.97% at December 31, 1998 to 1.07% at March 31, 1999. There were no foreign non-performing assets at March 31, 1999.

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)



ALLOWANCE FOR LOAN LOSSES

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data.

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ---------------------------------
                                                                           1999            1998
-------------------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
Average loans outstanding ..........................................      $1,010,806        $930,644
=======================================================================================================
Total loans outstanding at end of period ...........................         991,500         938,657
=======================================================================================================


Allowance for loan losses at beginning of period ...................        $ 12,402         $11,999
Provision for loan losses ..........................................           1,560           1,500
Charge-offs:
     Commercial and industrial .....................................            (216)           (298)
     Real estate ...................................................             (40)            (29)
     Consumer ......................................................            (153)           (353)
     Foreign .......................................................              --              --
Recoveries:
     Commercial and industrial .....................................             172             174
     Real estate ...................................................             135               6
     Consumer ......................................................             134             167
     Foreign .......................................................              --              --
-------------------------------------------------------------------------------------------------------
Net loan recoveries (charge-offs) ..................................              32            (333)
-------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of period .........................        $ 13,994         $13,166
=======================================================================================================
Ratio of allowance to end of period loans ..........................            1.41%           1.40%
Ratio of net loan charge-offs to average loans (quarter) ...........           (0.00)           0.04
Ratio of allowance to end of period non-performing loans ...........          135.68          115.17
-------------------------------------------------------------------------------------------------------




At March 31, 1999 the allowance for loan losses, at $14.0 million, represented 1.4% of total loans and 135.7% of non-performing loans. Net recoveries for the three month period ended March 31, 1999 were $32,000 as compared to net loan charge-offs of $333,000 for the comparable period in 1998. The overall allowance for loan losses includes $177,000 in allocated transfer risk reserves for cross-border risk exposure.

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)


INVESTMENT SECURITIES AND OTHER EARNING ASSETS

Average investment securities and other temporary investments represent $412.5 million, or 26.5%, of average assets for the first quarter of 1999 and decreased by $30.4 million from the average for the first quarter of 1998. The decrease was centered in federal funds sold which declined by $31.2 million.

The investment securities portfolio decreased by $35.1 million from December 31, 1998 to March 31, 1999 as cash flow from maturing securities was used to reduce wholesale borrowings. As of March 31, 1999, U.S. government agency securities comprised 80.6% of investment securities and U.S. Treasury obligations comprised 10.6% of investment securities. The balance of investment securities is composed of investment grade securities, primarily bank qualified municipal obligations.

DERIVATIVES

At March 31, 1999, there were no off-balance sheet derivative contracts outstanding. Republic does engage in a nominal amount of foreign exchange contracts, primarily as an accommodation to commercial customer needs. The investment portfolio contains securities with callable options.

DEPOSITS AND OTHER FUNDING SOURCES

End of period deposits at March 31, 1999 increased by $12.2 million, or 1.0% from December 31, 1998. NOW and money market deposits increased by 5.0% reflecting growth in premium rate money market deposits during this period. Non-interest bearing deposits declined by 3.0% during the same period. End of period borrowings at March 31, 1999 decreased by $82.8 million or 76.4% from December 31, 1998 as Republic reduced its wholesale borrowing activities.

CAPITAL RESOURCES

Republic is subject to capital adequacy requirements imposed by the Federal Reserve Board and its subsidiary bank is subject to similar requirements imposed by the Office of the Comptroller of the Currency.

The following table provides a comparison of Republic's leverage and risk-based capital ratios as of March 31, 1999 to the minimum and well capitalized regulatory standards.

                                                                                             ACTUAL RATIO
                                                   MINIMUM REQUIRED    WELL-CAPITALIZED   AT MARCH 31, 1999
     ------------------------------------------------------------------------------------------------------
     Leverage ratio                                     3.00%  (1)           5.00%              10.78%
     Tier 1 risk-based capital ratio                    4.00                 6.00               17.34
     Risk-based capital ratio                           8.00                10.00               18.59


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

The use of modeling techniques also has limitations and may not fully reflect market risk exposures. Republic's time deposit funding sources have contractual penalties for early withdrawal, nonetheless, changes in interest rates and other individual depositor considerations may affect the actual timing of fund withdrawal and the model cash flow assumptions. Similarly, term loans are subject to refinancing in a declining rate environment, in many instances with small cost to the borrowers that could affect cash flow assumptions. Republic's modeling approach takes into consideration an assumed prepayment speed for term residential mortgage loans. The prepayment speed is defined based on prevailing market conditions at the time of each quarterly assessment.

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

Based on the March 31, 1999 simulation analysis, Republic estimates that a 200 basis point rise or decline in interest rates over the next twelve month period would have an impact of less than 2% on its net interest income for the same period.

For the table below, savings deposits are reflected as repriceable in the 0-30 days window. Republic believes that these deposits on which rates are set by management will re-price more slowly than the GAP analysis indicates. Callable investment securities are categorized as subject to re-pricing based on the call date of the instruments, which management considers to be the most likely re-pricing window under the current rate environment. A rapid rise in interest rates could yield a different re-pricing result than that reflected in the table.

The following table sets forth an interest rate sensitivity analysis. The table presents projected cash flows and related weighted average rates by expected repayment dates at March 31, 1999 and GAP analysis information.

                                                                                VOLUMES SUBJECT TO REPRICING WITHIN
                                        ---------------------------------------------------------------------------------------
                                                                                                                    OVER
                                           1 YEAR        1-2 YEARS     2-3 YEARS     3-4 YEARS      4-5 YEARS     5 YEARS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
    Federal funds sold and other
         temporary investments .........     $ 36,138           $ -           $ -           $ -            $ -          $ -
        Average interest yield .........         5.01%            -             -             -              -            -
    Taxable securities .................      268,216        51,982         3,187           100              -        9,137
         Average interest yield ........         6.11%         5.77%         5.64%         6.75%             -         7.08%
    Tax-exempt securities ..............          551         1,778         2,425         2,902          3,011        9,879
         Average interest yield ........         5.32%         5.14%         5.25%         5.37%          5.28%        5.30%
    Total loans ........................      557,681        53,015        85,843        62,159         38,211      194,591
         Average interest yield ........         8.33%         8.57%         8.61%         8.60%          8.32%        8.11%
-------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets ......      862,586       106,775        91,455        65,161         41,222      213,607
-------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
    Demand, money market and
         savings deposits ..............      324,424             -             -             -              -            -
         Average interest rate .........         2.65%            -             -             -              -            -
    Certificates of deposit and other
         time deposits .................      697,622        20,391           440         1,288            914            9
         Average interest rate .........         5.01%         4.69%         5.45%         5.97%          5.41%        5.27%
-------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing deposits ....    1,022,046        20,391           440         1,288            914            9
-------------------------------------------------------------------------------------------------------------------------------
    Federal funds purchased and
         securities sold under
         repurchase agreements .........       22,469             -             -             -              -            -
         Average interest rate .........         4.06%            -             -             -              -            -
    Other borrowings ...................        3,047             -             -             -              -            -
         Average interest rate .........         4.76%            -             -             -              -            -
-------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities .    1,047,562        20,391           440         1,288            914            9
-------------------------------------------------------------------------------------------------------------------------------
Period GAP .............................     (184,976)       86,384        91,015        63,873         40,308      213,598
Cumulative GAP .........................     (184,976)      (98,592)       (7,577)       56,296         96,604      310,202
Period GAP to total assets .............       (12.26)%        5.73%         6.03%         4.23%          2.67%       14.16%
Cumulative GAP to total assets .........       (12.26)%       (6.54)%       (0.50)%        3.73%          6.40%       20.56%
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities .......................        82.34%        90.77%        99.29%       105.26%        109.02%      128.97%
-------------------------------------------------------------------------------------------------------------------------------

                                         -----------------------------
                                                          ESTIMATED
                                             TOTAL        FAIR VALUE
                                         -----------------------------
INTEREST EARNING ASSETS:
    Federal funds sold and other
         temporary investments .........      $36,138        $ 36,138
        Average interest yield .........         5.01%
    Taxable securities .................      332,622         332,763
         Average interest yield ........         6.08%
    Tax-exempt securities ..............       20,546          21,541
         Average interest yield ........         5.29%
    Total loans ........................      991,500         994,529
         Average interest yield ........         8.34%
----------------------------------------------------------------------
    Total interest earning assets ......    1,380,806       1,389,715
----------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
    Demand, money market and
         savings deposits ..............      324,424         324,424
         Average interest rate .........         2.65%
    Certificates of deposit and other
         time deposits .................      720,664         722,967
         Average interest rate .........         5.00%
----------------------------------------------------------------------
    Total interest bearing deposits ....    1,045,088       1,047,391
----------------------------------------------------------------------
    Federal funds purchased and
         securities sold under
         repurchase agreements .........       22,469          22,469
         Average interest rate .........         4.06%
    Other borrowings ...................        3,047           3,047
         Average interest rate .........         4.76%
----------------------------------------------------------------------
    Total interest bearing liabilities .    1,070,604       1,072,907
----------------------------------------------------------------------
Period GAP .............................      310,202
Cumulative GAP .........................
Period GAP to total assets .............
Cumulative GAP to total assets .........
Cumulative interest earning assets
     to cumulative interest bearing
     liabilities .......................
----------------------------------------------------------------------

--------------------------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION--(CONTINUED)

TAXES

Republic's income tax expense in interim reporting periods is determined by estimating the effective federal and state tax rates and applying them to its taxable income. The effective tax rate is principally affected by tax exempt income.

Republic's effective tax rate for the three months ended March 31, 1999 and March 31, 1998 was 36.5% and 31%, respectively. The effective rate for the first quarter of 1998 was favorably affected by adjustments resulting from the completion of a tax audit.

YEAR 2000

Almost all of Republic's operations are supported by accounting and recordkeeping computerized systems and are dependent on the capability of software applications and operating systems to function properly in the year 2000. In the fourth quarter of 1998, Republic converted, under a license with its main existing software vendor, all of its loan, deposit and principal accounting applications to a year 2000 compliant system, replacing an existing licensing arrangement which was to expire in 1999. This new software required additional hardware capacity. Costs associated with this endeavor are related to previously scheduled software and hardware acquisitions and are not principally the result of the year 2000 programming, as Republic would have incurred these costs regardless of the year 2000 issue. Republic has evaluated the impact of the year 2000 on other smaller application, PC computer hardware and other equipment including telephone systems, elevators and air conditioning systems. Republic believes that all essential information technology and non-information technology systems will be year 2000 compliant. To this end Republic has completed the assessment and renovation phases of it mission critical systems, and tested the renovated mission critical systems. The new licensing agreement and the additional hardware leases will increase 1999 operating costs by an estimated $400,000. Other year 2000 related equipment expenditures for 1999 are estimated at approximately $700,000 and are within the normal equipment replacement and repair cycle of Republic.

Republic continues to assess through direct communication whether customers, vendors, service providers and funds providers may have compliance issues which will affect their interaction with Republic. This is an ongoing monitoring process which will continue throughout 1999. Republic will take precautions, including terminating relationships, to minimize the effect of counterpart non-compliance. No assurance can be given that the systems of customers, vendors, service providers and funds providers will be year 2000 compliant.

Republic's normal contingency plans include off-site system recovery at a back-up facility, as well as manual processing capabilities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PART II
--------------------------------------------------------------------------------
OTHER INFORMATION


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

Expenses incurred by Republic in connection with the sale of the shares of Common Stock included the following:



--------------------------------------------------------------------------------

     SEC registration fee ...................................      $ 10,856
     NASD filing fee ........................................         4,180
     Nasdaq National Market listing fee .....................        95,000
     Legal fees and expenses ................................       357,150
     Accounting fees and expenses ...........................       260,400
     Printing and engraving expenses ........................       156,499
     Transfer agent and registrar fees ......................         3,500
     Miscellaneous fees and expenses ........................        12,479
                                                                   --------
     Total ..................................................      $900,064
                                                                   ========

--------------------------------------------------------------------------------


The net offering proceeds to Republic after deduction of the above expenses were approximately $16.3 million and have temporarily been invested in securities purchased under agreements to resell transactions with the Bank.

One of the selling shareholders in the Offering was Rebank Netherlands Antilles N.V. ("Rebank"), which is owned by Roberto Isaias, Estefano Isaias and William Isaias.

Roberto, Estefano and William Isaias directly or indirectly own, in the aggregate, 12,550,285 shares, including 30,000 shares subject to option, or 59.1% of the issued and outstanding Common Stock, including the shares subject to option by them. Roberto Isaias is the Chairman of the Board of Republic and Estefano and William Isaias are directors of Republic. The net proceeds to Rebank from the sale of 647,320 shares of Common Stock in the Offering were $9,030,114.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) A form 8-K was filed on March 1, 1999 reporting under Item 5. Other Events-Announcement of merger agreement between Republic and Union Planters Bank, N.A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   REPUBLIC BANKING CORPORATION OF FLORIDA



Dated:  May 13, 1999               By: /s/  BERNARDO M. ARGUDIN
                                      -------------------------
                                      Vice President and Chief Financial Officer
                                      and Principal Accounting Officer

27  Republic Banking Corporation of Florida

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                          Financial Data Schedule